Form 10KSB
period 2004-12-31
Aldabra Acquisition CORP
filed 2005-03-29
CIK 1310817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________

                        COMMISSION FILE NUMBER 000-51150

                         ALDABRA ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                                  20-1918691
           (State of Incorporation)                    (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

C/O TERRAPIN PARTNERS, LLC, ROCKEFELLER CENTER
          620 FIFTH AVENUE, 3RD FLOOR
              NEW YORK, NEW YORK                               10020
    (Address of principal executive offices)                 (zip code)

                                 (212) 332-3555
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
 Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days. Yes      No X
                                                                     ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

As of March 24, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $48,300,000.

As of March 25, 2005, there were 11,200,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                               ---   ---

Documents Incorporated by Reference: The information contained in the registrant's prospectus filed on February 18, 2005 pursuant to Rule 424(b)(3)
(SEC File No. 333-121610) is incorporated into certain portions of Parts I, II and III as disclosed herein.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Aldabra Acquisition Corporation is a blank check company formed on
November 22, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On February
24, 2005, we consummated our initial public offering of 8,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share.
On February 25, 2005, the underwriters exercised their over-allotment option to purchase an additional 1,200,000 units and we consummated the over-allotment option closing on February 25, 2005. The units were sold at an offering price of
$6.00 per unit, generating total gross proceeds of $55,200,000. For more information regarding our initial public offering, see the section entitled
"Recent Public Offering" contained within Part II, Item 5 below.

         Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on seeking a business combination with a portfolio company currently held by a private equity firm specializing in either leveraged buyouts or venture capital.

         For further details regarding our business, see the section entitled
"Proposed Business" contained in our prospectus dated February 17, 2005 incorporated by reference herein.

ITEM 2. DESCRIPTION OF PROPERTY

         We maintain our executive offices at Rockefeller Center, 620 Fifth
Avenue, 3rd Floor, New York, New York pursuant to an agreement with Terrapin
Partners LLC, an affiliate of Nathan Leight, our chairman of the board, Jason
Weiss, our chief executive officer, Lyla Oyakawa, our vice president of business development, and Robert Plotkin, our chief technology officer. We pay Terrapin
Partners a monthly fee of $7,500 which is for administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room. For further details regarding our facilities, see the section entitled "Proposed Business - Facilities" contained in our prospectus dated February 17, 2005 incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our units, common stock and warrants are traded on the Over-the-Counter
Bulletin Board under the symbols ALBAU, ALBA and ALBAW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on February 18, 2005 and since such common stock and warrants commenced public trading on March 7, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                  Units              Common Stock            Warrants
                                                  -----              ------------            --------
                                             High        Low       High        Low       High        Low
                                             ----        ---       ----        ---       ----        ---

      2005:
           First Quarter*................    6.85        6.20      5.25       5.10       0.70       0.66

*Through March 24, 2005

HOLDERS

         As of March 25, 2005, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

DIVIDENDS

         We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In November 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

                  Stockholders                               Number of Shares
                  ------------                               ----------------
                  Nathan Leight                                   425,925

                  Jason Weiss                                     425,925

                  Leight Family 1998 Irrevocable Trust            46,075

                  JGW Trust dated August 18, 2000                 46,075

                  Terrapin Partners Employee Partnership          26,000

                  Jonathan W. Berger                              10,000

                  Peter Deutsch                                   10,000

                  Stewart Gross                                   10,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of
$0.025 per share. On January 27, 2005, our board of directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.0125 per share.

RECENT PUBLIC OFFERING

            On February 24, 2005, we closed our initial public offering of
8,000,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On February 25, 2005, we closed on an additional
1,200,000 units that were subject to the underwriters' over-allotment option.
The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $55,200,000.

            Morgan Joseph & Co. Inc. acted as the sole book running manager and
EarlyBirdCapital, Inc. acted as a co-manager. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121610). The Securities and Exchange Commission
declared the registration statement effective on February 17, 2005.

            We paid a total of $3,864,000 in underwriting discounts and commissions and approximately $502,000 has been or will be paid for costs and expenses related to the offering.

            After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,834,000, of which $49,336,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

            For further details regarding our future use of proceeds from our initial public offering, see the section entitled "Use of Proceeds" contained in our prospectus dated February 17, 2005 incorporated by reference herein.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We were formed on November 22, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         Our net loss for the period from November 22, 2004 to December 31, 2004 of $1,100 related to our formation and our initial public offering.

         For further details regarding our plan of operations, see the section entitled "Management's Discussion and Analysis of Financial Condition and
Results of Operations" in our prospectus dated February 17, 2005 incorporated by reference herein.

ITEM 7.  FINANCIAL STATEMENTS

         This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL CHANGES.

         None.

ITEM 8A. CONTROL AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be

disclosed by us in reports that we file or submit under the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        Our current directors and executive officers are as follows:

        Name                Age  Position
        ----                ---  --------
        Nathan Leight       45   Chairman of the Board

        Jason Weiss         35   Chief Executive Officer, Secretary and Director

        Lyla Oyakawa        38   Vice President of Business Development

        Robert Plotkin      42   Chief Technology Officer

        Jonathan W. Berger  45   Director

        Peter Deutsch       47   Director

        Stewart Gross       45   Director

         NATHAN LEIGHT has been our chairman of the board since our inception.
Mr. Leight is the co-founder and a managing member of Terrapin Partners LLC
(including its affiliates) and a co-founder and a managing member and the chief investment officer of Terrapin Asset Management, LLC (including its affiliates).
Terrapin Partners, established in August 1998, is a private investment management firm focusing on private equity investing. Terrapin Asset Management, established in March 2002, focuses on the management of multi-manager hedge fund portfolios, and as of January 1, 2005, managed, or provided sub-advisory services for, over $200 million of assets. From September 1998 to March 1999,
Mr. Leight served as the interim chief executive officer of e-STEEL LLC, an industry-specific business-to-business software enterprise, and from January
2000 to May 2002, he served as interim chief executive officer of VastVideo,
Inc., a provider of special interest video content and related technology to web sites and interactive television operators. Both e-STEEL and VastVideo were
Terrapin portfolio companies. From February 1995 to August 1998, Mr. Leight was employed by Gabriel Capital LP, a hedge fund with assets exceeding $1 billion specializing in investing in bankruptcies, under-valued securities, emerging markets, and merger arbitrage, and from February 1995 to August 1997 he served as its chief investment officer. From December 1991 to February 1995, Mr. Leight served as the managing director of Dillon Read & Co., a private investment firm, where he oversaw the firm's proprietary trading department which invested primarily in risk arbitrage and bankruptcy/distressed companies. Mr. Leight received a B.A. from Harvard College (cum laude). Mr. Leight is the cousin of
Jonathan W. Berger.

         JASON WEISS has been our chief executive officer, secretary and a member of our board of directors since our inception. Mr. Weiss is the co-founder and a managing member of Terrapin Partners (including its affiliates)
and a co-founder and a managing member of Terrapin Asset Management (including its affiliates). From March 1999 to December 1999, Mr. Weiss served as the chief executive officer of PaperExchange.com, Inc., an industry-specific business-to-business software enterprise and a Terrapin portfolio company, and from December 1999 to March 2000 he served as executive vice president of strategy. He also served as a managing member of e-STEEL LLC from September 1998 to March 1999. Mr. Weiss also served as a managing member of Terrapin's portfolio company, American Classic Sanitation, LLC, a construction site and special event services business specializing in portable toilets, temporary fencing, and sink rentals, from August 1998 to December 2000 and from January
2004 to March 2004. He also served as its chief executive officer from August
1998 to December 1999 and as a consultant from August 1998 to January 2004. From
November 1997 to August 1998, Mr. Weiss was a private consultant for several companies. From April 1997 to November 1997, Mr. Weiss was the president of
Pacific EyeNet, Inc., a privately held physician practice management organization. From June 1996 to April 1997, he was an associate with EGS
Securities Corp., an investment banking and private equity boutique focused primarily on the health care sector, and from November 1994 to December 1995, he was an associate with Booz Allen & Hamilton, a management consulting firm. Mr.
Weiss received a B.A. from the University of Michigan (with Highest Distinction)
and a J.D. (cum laude) from Harvard Law School.

         LYLA OYAKAWA has been our vice president of business development since our inception. Ms. Oyakawa has been an employee of Terrapin Partners LLC since
July 2004, focusing on private equity and proprietary de novo investing. From
October 2002 to April 2004, Ms. Oyakawa served as the director of finance for
Aspen Education Group, Inc., a private equity-backed provider of therapeutic education services, where she helped oversee Aspen's acquisition and financing activities. From February 2002 to October 2002, Ms. Oyakawa was a private consultant for several companies. From June 2000 to January 2002, Ms. Oyakawa was the senior vice president of operations of NameSafe, Inc., a start-up security and privacy focused software development company. Prior to that, Ms.
Oyakawa was an assistant vice president at Paribas, Inc., an international financial services company, where she focused on leveraged cash flow lending to healthcare services companies from April 1998 to June 2000. From January 1998 to
April 1998, Ms. Oyakawa was a financial project manager for Kaiser Permanente, a health care organization, and from February 1997 to June 1997, she was a special project manager for Pacific EyeNet, Inc. Prior to Pacific EyeNet, Ms. Oyakawa
was vice president of strategic development at Network Health Financial
Services, an advisory firm serving early-stage managed care companies, from
January 1996 to February 1997. Ms. Oyakawa received a B.A. from Hamilton College and an M.B.A. from the Yale School of Management.

         ROBERT PLOTKIN has been our chief technology officer since our inception. Mr. Plotkin has been an employee of Terrapin Partners, LLC since May of 2002, focusing on investments in technology. From March 2000 to May of 2002,
Mr. Plotkin served as senior vice president and vice president of engineering of
VastVideo, Inc. Prior to that, Mr. Plotkin worked at IBM's T.J. Watson Research
Center from April 1990 to May 2000. During his 10-year tenure at IBM, Mr.
Plotkin led teams that developed and supported parallel supercomputers, HDTV studio infrastructure and digital library management systems. Mr. Plotkin also served as an advisor to IBM's Vice President of Research in the creation of
IBM's long-term corporate video strategy. Mr. Plotkin began his career developing medical diagnostic equipment for Technicon Corporation (acquired by
Bayer Healthcare AG, Diagnostics Division) where he worked from June 1984 through April 1990. Mr. Plotkin received a B.S. from Columbia University and an
M.S. from Polytechnic University.

         JONATHAN W. BERGER has been a member of our board of directors since our inception. Mr. Berger has been associated with Navigant Consulting, Inc., a
New York Stock Exchange-listed consulting firm, since December 2001, and is the managing director and practice area leader for the corporate finance practice.
He has also been president of Navigant Consulting Capital, LLC, Navigant
Consulting, Inc.'s registered broker-dealer, since October 2003. From January
2000 to March 2001, Mr. Berger was

president of DotPlanet.com, an Internet services provider. From August 1983 to
December 1999, Mr. Berger was employed by KPMG, LLP, an independent public accounting firm, and served as a partner from August 1991 to December 1999 where he was in charge of the corporate finance practice for three of those years. Mr.
Berger received a B.S. from Cornell University and an M.B.A. from Emory
University. Mr. Berger is a certified public accountant. Mr. Berger is the cousin of Nathan Leight.

         PETER DEUTSCH has been a member of our board of directors since our inception. Mr. Deutsch is an attorney in private practice. Mr. Deutsch was a member of the United States House of Representatives from January 1993 until
January 2005 representing the 20th Congressional District of Florida. He served on the House Energy and Commerce Committee from January 1994 until January 2005.
He was the Ranking Democrat on the Oversight and Investigations Subcommittee
during the 104th, 107th and 108th Congresses. Mr. Deutsch was the Ranking
Democrat in the investigations of Enron Corporation, Martha Stewart Living
Omnimedia Inc., Bridgestone/Firestone Tires and the conflict of interest abuses at the National Institute of Health. He was also a member of the subcommittees on Telecommunications and the Internet, the Environment and Hazardous Materials
and Consumer Trade and Protection. Prior to serving in Congress, Mr. Deutsch served in the Florida House of Representatives from November 1982 until November
1992 where he served on the Veterans Affairs Committee, the Health Care
Committee, the Criminal Justice Committee, and as Chairman of the Insurance
Committee. Mr. Deutsch received a B.S. from Swarthmore College and a J.D. from
Yale University Law School.

         STEWART GROSS has been a member of our board of directors since our inception. Mr. Gross has been an independent private equity investor since
January 2005. From July 1987 to December 2004, Mr. Gross was employed by Warburg
Pincus where he served as a managing director. Prior to joining Warburg Pincus,
Mr. Gross was employed by Morgan Stanley & Co. Mr. Gross has been a director of
BEA Systems, Inc., a Nasdaq National Market listed application infrastructure software provider, since September 1995, and of SkillSoft Corporation, a Nasdaq
National Market listed provider of comprehensive e-Learning solutions to large businesses and governmental organizations, since January 1998, as well as several privately held companies. Mr. Gross received a B.A. from Harvard
University and an M.B.A. from Columbia University.

         Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Stewart Gross, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jonathan W.
Berger and Peter Deutsch, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Nathan Leight and Jason
Weiss, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because we did not consummate our initial public offering until after December 31, 2004, no reports were required to be filed during the year ended December 31, 2004.

CODE OF ETHICS

         In March 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries, if we have any. Requests for copies of our code of ethics should be sent in writing to Aldabra Acquisition Corporation, c/o Terrapin Partners
LLC, Rockefeller Center, 620 Fifth Avenue, 3rd Floor, New York, New York 10020,
Attention: Investor Relations, and will be provided without charge.

ITEM 10. EXECUTIVE COMPENSATION

         Commencing February 17, 2005 and ending upon the acquisition of a target business, we will pay Terrain Partners LLC, an affiliate of Nathan
Leight, Jason Weiss, Lyla Oyakawa and Robert Plotkin, a fee of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in New York City. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

         Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2005 by:

               o    each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

               o    each of our officers and directors; and

               o    all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                  Amount and Nature
                                                    of Beneficial   Percent of
Name and Address of Beneficial Owner(1)               Ownership        Class
--------------------------------------                ---------        -----

Nathan Leight                                         996,000(2)        8.9%

Jason Weiss                                           996,000(3)        8.9%

Jonathan W. Berger(4)                                   20,000            *

Peter Deutsch(5)                                        20,000            *

Stewart Gross                                           20,000            *

Lyla Oyakawa                                             0(6)             0

Robert Plotkin                                           0(6)             0

All directors and executive officers as a group (7   2,000,000(7)       17.9%
individuals)

-----------------

* Less than 1%.

(1)      Unless otherwise noted, the business address of each of the following is c/o Terrapin Partners LLC, Rockefeller Center, 620 Fifth Avenue,
         3rd Floor, New York, New York 10020.

(2)      Includes (i) 92,150 shares of common stock held by the Leight Family
         1998 Irrevocable Trust, a trust established for the benefit of Mr.
         Leight's family and (ii) 52,000 shares of common stock held by the
         Terrapin Partners Employee Partnership. Terrapin Partners LLC is the
         general partner of such partnership and Mr. Leight is the co-manager of
         Terrapin Partners LLC. The Terrapin Partners Employee Partnership
         intends to distribute its shares to its beneficiaries at a later date.
         To the extent such shares are not distributed to the current beneficiaries, they will be retained by the Terrapin Partners Employee
         Partnership. Does not include 309,000 shares of common stock issuable upon exercise of warrants held by Terrapin Partners LLC not currently exercisable and that will not become exercisable within the next 60 days.

(3)      Includes (i) 92,150 shares of common stock held by the JGW Trust dated
         August 18, 2000, a trust established for the benefit of Mr. Weiss'
         family and (ii) 52,000 shares of common stock held by the Terrapin
         Partners Employee Partnership. Terrapin Partners LLC is the general partner of such partnership and Mr. Weiss is the co-manager of Terrapin
         Partners LLC. The Terrapin Partners Employee Partnership intends to distribute its shares to its beneficiaries at a later date. To the extent such shares are not distributed to the current beneficiaries, they will be retained by the Terrapin Partners Employee Partnership.
         Does not include 309,000 shares of common stock issuable upon exercise of warrants held by Terrapin Partners LLC not currently exercisable and that will not become exercisable within the next 60 days.

(4)      The business address of Mr. Berger is c/o Navigant Consulting, Inc.,
         100 Colony Square, Suite 1900, 1175 Peachtree Street, N.E., Atlanta,
         Georgia 30361.

(5)      The business address of Mr. Deutsch is P.O. Box 817689, Hollywood,
         Florida 33081.

(6)      Does not include any shares held by the Terrapin Partners Employee
         Partnership, of which such person is a current beneficiary.

(7)      Does not include 199,000 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

         All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

         o    February 17, 2008;

         o    our liquidation; or

         o    the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our
              stockholders having the right to exchange their shares of

              common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

         During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

         Nathan Leight and Jason Weiss may be deemed to be our "parents" and
"promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a complete discussion regarding certain relationships and related transactions, see the section entitled "Certain Transactions" contained in our prospectus dated February 17, 2005 incorporated by reference herein.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

    Exhibit No.            Description
    -----------            -----------

         3.1               Amended and Restated Certificate of Incorporation. (1)

         3.2               By-laws. (1)

         4.1               Specimen Unit Certificate. (1)

         4.2               Specimen Common Stock Certificate. (1)

         4.3               Specimen Warrant Certificate. (1)

         4.4               Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

         10.1              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Nathan Leight (1)

         10.2              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jason Weiss. (1)

         10.3              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jonathan W. Berger. (1)

         10.4              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Peter Deutsch. (1)

         10.5              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Stewart Gross. (1)

         10.6              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Leight Family 1998 Irrevocable Trust.
                           (1)

         10.7              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and JGW Trust dated August 18, 2000. (1)

         10.8              Letter Agreement among the Registrant,  Morgan Joseph & Co. Inc. and Terrapin Partners Employee
                           Partnership. (1)

         10.9              Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Lyla Oyakawa. (1)

         10.10             Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Robert Plotkin. (1)

         10.11             Form of Investment Management Trust Agreement  between Continental Stock Transfer & Trust Company and the
                           Registrant. (1)

         10.12             Form of Stock Escrow Agreement between the Registrant, Continental  Stock Transfer & Trust Company and
                           the Initial Stockholders. (1)

         10.13             Form of Letter Agreement between Terrapin Partners LLC and Registrant regarding administrative support.
                           (1)

         10.14             Form of Promissory  Note, dated December 10, 2004, in the  principal amount of $35,000 issued to each of
                           Nathan Leight and Jason Weiss. (1)

         10.15             Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

         10.16             Form of Warrant Purchase Agreement among each of Nathan Leight and Jason Weiss and Morgan Joseph & Co.
                           Inc. (1)

         31                Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32                Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference to the Registrant's Registration
Statement on Form S-1 (SEC File No. 333-121610)

(b)          Reports on Form 8-K

             None during period ended December 31, 2004.

                                       10

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. GGK has a continuing relationship with American Express Tax and
Business Services Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK and TBS for services rendered.

AUDIT FEES

         We did not pay any fees to our principal accountant during the fiscal year ended December 31, 2004. Subsequent to this date, we have paid our principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the
Current Report on Form 8-K filed with the Securities and Exchange Commission on
February 24, 2005. We expect to pay additional fees of approximately $2,000 in connection with this 10-KSB filing.

AUDIT-RELATED FEES

         During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

         During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning. Subsequent to December 31, 2004, we have paid or expect to pay TBS approximately $2,000 in connection with tax return preparation.

ALL OTHER FEES

         During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

         We currently do not have an audit committee.

                                       11

                               ALDABRA ACQUISITION CORPORATION
                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                          FINANCIAL STATEMENTS

                                       1

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             F-3

        FINANCIAL STATEMENTS

            Balance Sheets                                                  F-4
            Statements of Operations                                        F-5
            Statements of Stockholders' Equity                              F-6
            Statements of Cash Flows                                        F-7

        NOTES TO FINANCIAL STATEMENTS                                F-8 - F-12

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aldabra Acquisition Corporation

We have audited the accompanying balance sheets of Aldabra Acquisition
Corporation (a corporation in the development stage) as of December 31, 2004 and
February 24, 2005, and the related statements of operations, stockholders'
equity and cash flows for the periods from November 22, 2004 (inception) to
December 31, 2004, January 1, 2005 to February 24, 2005 and November 22, 2004
(inception) to February 24, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aldabra Acquisition Corporation as of December 31, 2004 and February 24, 2005, and the results of its operations and its cash flows for the periods from November 22, 2004 (inception) to
December 31, 2004, January 1, 2005 to February 24, 2005 and November 22, 2004
(inception) to February 24, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 24, 2005

                                                 ALDABRA ACQUISITION CORPORATION
                                        (a corporation in the development stage)

                                                                  BALANCE SHEETS

                                                                December 31, 2004   February 24, 2005
                                                                -----------------   -----------------

ASSETS
     Cash and cash equivalents                                    $     11,095        $  1,680,931
     Cash held in Trust Fund                                              --            42,640,000
     Prepaid expenses                                                     --                12,713
     Deferred offerring costs                                           83,905                --
                                                                  ------------        ------------
Total Assets                                                      $     95,000        $ 44,333,644
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accrued Expenses                                             $      1,100        $    104,034
     Notes payable, stockholders                                        70,000              70,000
                                                                  ------------        ------------
Total liabilities                                                       71,100             174,034
                                                                  ------------        ------------
Common stock, subject to possible redemption,
     1,599,200 shares at conversion value (Note 1)                        --             8,523,736
                                                                  ------------        ------------
Commitment

Stockholders'  Equity
     Preferred stock, $.0001 par value, authorized
       1,000,000 shares, none issued
     Common stock, $.0001 par value, 35,000,000 shares
       authorized; issued and outstanding 2,000,000 shares
       and 10,000,000 shares (which includes 1,599,200 shares
       subject to possible conversion) respectively                        200               1,000
     Additional paid-in capital                                         24,800          35,638,688
     Deficit accumulated during the development stage                   (1,100)             (3,814)
                                                                  ------------        ------------
       Total stockholders' equity                                       23,900          35,635,874
                                                                  ------------        ------------
Total liabilities and stockholders' equity                        $     95,000        $ 44,333,644
                                                                  ============        ============

                                  See accompanying notes to financial statements

                                                 ALDABRA ACQUISITION CORPORATION
                                        (a corporation in the development stage)

                                                        STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                For the period from         For the period from         For the period from
                                           November 22, 2004 (inception)      January 1, 2005      November 22, 2004 (inception)
                                               to December 31, 2004         to February 24, 2005        to February 24, 2005
                                               --------------------         --------------------        --------------------

Formation and operating costs                       $     1,100                  $     2,714                 $     3,814
                                                    -----------                  -----------                 -----------

Net loss                                            $    (1,100)                 $    (2,714)                $    (3,814)
                                                    ===========                  ===========                 ===========

Weighted average shares outstanding                   2,000,000                    3,163,636                   2,673,684
                                                    ===========                  ===========                 ===========

Net loss per share - basic and diluted              $     (0.00)                 $     (0.00)                $     (0.00)
                                                    ===========                  ===========                 ===========

                                  See accompanying notes to financial statements

                                                 ALDABRA ACQUISITION CORPORATION
                                        (a corporation in the development stage)

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                          Common Stock             Additional        During the       Stockholders'
                                                       Shares      Amount      paid-in capital    Development Stage       Equity
                                                       ------      ------      ---------------    -----------------       ------

Common shares issued November 22,
  2004 at $.025 per share                             1,000,000       $ 100          $ 24,900                            $ 25,000

Effect of stock dividend                              1,000,000         100              (100)                                  0

Net loss                                                                                                 (1,100)           (1,100)
                                                     ----------     -------       -----------          --------       -----------

Balance at December 31, 2004                          2,000,000         200            24,800            (1,100)           23,900
                                                     ----------     -------       -----------          --------       -----------

Sales of 8,000,000 units, net of underwriters'
discount and offering expenses (includes 1,599,200
shares subject to possible conversion)                8,000,000         800        44,137,624                          44,138,424

Proceeds subject to possible conversion of
1,599,200 shares                                                                   (8,523,736)                         (8,523,736)

Net loss                                                                                                 (2,714)           (2,714)
                                                     ----------     -------       -----------          --------       -----------

Balance at February 24, 2005                         10,000,000     $ 1,000       $35,638,688          $ (3,814)      $35,635,874
                                                     ==========     =======       ===========          ========       ===========

                                  See accompanying notes to financial statements

                                                 ALDABRA ACQUISITION CORPORATION
                                        (a corporation in the development stage)

                                                        STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                      For the period from       For the period from        For the period from
                                                 November 22, 2004 (inception)    January 1, 2005     November 22, 2004 (inception)
                                                      to December 31, 2004      to February 24, 2005      to February 24, 2005
                                                      --------------------      --------------------      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                    $ (1,100)                   $ (2,714)                  $ (3,814)

Increase in prepaid expenses                                                             (12,713)                   (12,713)
Increase in accrued expenses                                   1,100                         775                      1,875
                                                            --------                 -----------                -----------
Net cash used in operating activities                              -                     (14,652)                   (14,652)
                                                            --------                 -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash held in Trust Fund                                            -                 (42,640,000)               (42,640,000)
                                                            --------                 -----------                -----------
Net cash used in investing activities                              -                 (42,640,000)               (42,640,000)
                                                            --------                 -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, stockholders                     70,000                                                 70,000

Proceeds from sale of common stock                            25,000                  48,000,000                 48,025,000

Payment of costs of public offering                          (83,905)                 (3,675,512)                (3,759,417)
                                                            --------                 -----------                -----------
Net cash provided by financing activities                     11,095                  44,324,488                 44,335,583
                                                            --------                 -----------                -----------
Net increase in cash                                          11,095                   1,669,836                  1,680,931

Cash and cash equivalents, beginning of period                     -                      11,095                          -
                                                            --------                 -----------                -----------
Cash and cash equivalents, end of period                    $ 11,095                 $ 1,680,931                $ 1,680,931
                                                            ========                 ===========                ===========

Supplemental Schedule of non-cash financing
activity:

Accrued costs of public offering                            $      -                   $ 102,159                  $ 102,159
                                                            ========                 ===========                ===========

                                  See accompanying notes to financial statements

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        ORGANIZATION               Aldabra Acquisition Corporation (the
1.      AND                        "Company") was incorporated in Delaware on
        BUSINESS                   November 22, 2004 as a blank check company
        OPERATIONS                 whose objective is to acquire an operating
                                   business.

                                   All activity from November 22, 2004
                                   (inception) through February 24, 2005 relates
                                   to the Company's formation and initial public
                                   offering described below. The Company has
                                   selected December 31 as its fiscal year-end.

                                   The registration statement for the Company's
                                   initial public offering ("Offering") was
                                   declared effective February 17, 2005. The
                                   Company consummated the offering on February
                                   24, 2005 and received net proceeds of
                                   approximately $44,138,000 (Note 2). The
                                   Company's management has broad discretion
                                   with respect to the specific application of
                                   the net proceeds of this Offering, although
                                   substantially all of the net proceeds of this
                                   Offering are intended to be generally applied
                                   toward consummating a business combination
                                   with an operating business ("Business
                                   Combination"). Furthermore, there is no
                                   assurance that the Company will be able to
                                   successfully effect a Business Combination.
                                   An amount of $42,640,000 of the net proceeds
                                   is being held in an interest-bearing trust
                                   account ("Trust Account") until the earlier
                                   of (i) the consummation of a Business
                                   Combination or (ii) liquidation of the
                                   Company. Under the agreement governing the
                                   Trust Account, funds will only be invested in
                                   United States government securities (Treasury
                                   Bills) with a maturity of 180 days or less.
                                   The remaining net proceeds (not held in the
                                   Trust Account) may be used to pay for
                                   business, legal and accounting due diligence
                                   on prospective acquisitions and continuing
                                   general and administrative expenses.

                                   The Company, after signing a definitive
                                   agreement for the acquisition of a target
                                   business, will submit such transaction for
                                   stockholder approval. In the event that
                                   stockholders owning 20% or more of the shares
                                   sold in the Offering vote against the
                                   Business Combination and exercise their
                                   conversion rights described below, the
                                   Business Combination will not be consummated.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   All of the Company's stockholders prior to
                                   the Offering, including all of the officers
                                   and directors of the Company ("Initial
                                   Stockholders"), have agreed to vote their
                                   2,000,000 founding shares of common stock in
                                   accordance with the vote of the majority in
                                   interest of all other stockholders of the
                                   Company ("Public Stockholders") with respect
                                   to any Business Combination. After
                                   consummation of the a Business Combination,
                                   these voting safeguards will no longer be
                                   applicable.

                                   With respect to a Business Combination which
                                   is approved and consummated, any Public
                                   Stockholder who voted against the Business
                                   Combination may demand that the Company
                                   convert his shares. The per share conversion
                                   price will equal the amount in the Trust
                                   Account, calculated as of two business days
                                   prior to the consummation of the proposed
                                   Business Combination, divided by the number
                                   of shares of common stock held by Public
                                   Stockholders at the consummation of the
                                   Proposed Offering. Accordingly, Public
                                   Stockholders holding 19.99% of the aggregate
                                   number of shares owned by all Public
                                   Stockholders may seek conversion of their
                                   shares in the event of a Business
                                   Combination. Such Public Stockholders are
                                   entitled to receive their per share interest
                                   in the Trust Account computed without regard
                                   to the shares held by Initial Stockholders.
                                   Accordingly, a portion of the net proceeds
                                   from the offering (19.99% of the amount held
                                   in the Trust Account) has been classified as
                                   common stock subject to possible conversion
                                   in the accompanying February 24, 2005 balance
                                   sheet.

                                   The Company's Amended and Restated
                                   Certificate of Incorporation provides for
                                   mandatory liquidation of the Company in the
                                   event that the Company does not consummate a
                                   Business Combination within 18 months from
                                   the date of the consummation of the Offering,
                                   or 24 months from the consummation of the
                                   Offering if certain extension criteria have
                                   been satisfied. In the event of liquidation,
                                   it is likely that the per share value of the
                                   residual assets remaining available for
                                   distribution (including Trust Account assets)
                                   will be less than the initial public offering
                                   price per share in the Offering due to costs
                                   related to the Offering and since no value
                                   would be attributed to the Warrants contained
                                   in the Units sold (Note 2).

                                   Deferred income taxes are provided for the
                                   differences between the bases of assets and
                                   liabilities for financial reporting and
                                   income tax purposes. A valuation allowance is
                                   established when necessary to reduce deferred
                                   tax assets to the amount expected to be
                                   realized.

                                   The Company recorded a deferred income tax
                                   asset for the tax effect of net operating
                                   loss carryforwards and temporary differences,
                                   aggregating approximately $375 and $1,100 at
                                   December 31, 2004 and February 24, 2005

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   respectively. In recognition of the
                                   uncertainty regarding the ultimate amount of
                                   income tax benefits to be derived, the
                                   Company has recorded a full valuation
                                   allowance at December 31, 2004 and February
                                   24, 2005.

                                   The effective tax rate differs from the
                                   statutory rate of 34% due to the increase in
                                   the valuation allowance.

                                   Loss per share is computed by dividing net
                                   loss by the weighted-average number of shares
                                   of common stock outstanding during the
                                   period.

                                   The preparation of financial statements in
                                   conformity with accounting principles
                                   generally accepted in the United States of
                                   America requires management to make estimates
                                   and assumptions that affect the reported
                                   amounts of assets and liabilities at the date
                                   of the financial statements and the reported
                                   amounts of expenses during the reporting
                                   period. Actual results could differ from
                                   those estimates.

                                   Management does not believe that any recently
                                   issued, but not yet effective, accounting
                                   standards if currently adopted would have a
                                   material effect on the accompanying financial
                                   statements.

2.      INITIAL PUBLIC OFFERING    On February 24, 2005, the Company sold
                                   8,000,000 units ("Units") in the Offering.
                                   Each Unit consists of one share of the
                                   Company's common stock, $.0001 par value, and
                                   two Redeemable Common Stock Purchase Warrants
                                   ("Warrants"). Each Warrant entitles the
                                   holder to purchase from the Company one share
                                   of common stock at an exercise price of $5.00
                                   commencing the later of the completion of a
                                   Business Combination or one year from the
                                   effective date of the Offering and expiring
                                   four years from the effective date of the
                                   Offering. The Warrants will be redeemable at
                                   a price of $.01 per Warrant upon 30 days'
                                   notice after the Warrants become exercisable,
                                   only in the event that the last sale price of
                                   the common stock is at least $8.50 per share
                                   for any 20 trading days within a 30 trading
                                   day period ending on the third day prior to
                                   the date on which notice of redemption is
                                   given.

3.      NOTES PAYABLE,             The Company issued an aggregate of $70,000 of
        STOCKHOLDERS               unsecured promissory notes to two Initial
                                   Stockholders, who are also officers. The
                                   notes are non interest-bearing and will be
                                   paid from the net proceeds of such Offering.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.      COMMITMENT                 The Company utilizes certain administrative,
                                   technology and secretarial services, as well
                                   as certain limited office space provided by
                                   an affiliate of two Initial Stockholders.
                                   Such affiliate has agreed that, until the
                                   acquisition of a target business by the
                                   Company, it will make such services available
                                   to the Company, as may be required by the
                                   Company from time to time. The Company has
                                   agreed to pay such affiliate $7,500 per month
                                   for such services commencing on the effective
                                   date of the Offering. The statement of
                                   operations for the periods ended February 24,
                                   2005 includes $1,875 related to this
                                   agreement.

                                   The Company has engaged Morgan Joseph & Co.
                                   Inc. to act as its investment banker in
                                   connection with a Business Combination. The
                                   Company has agreed to pay Morgan Joseph & Co.
                                   a cash fee at the closing of the Business
                                   Combination for assisting the Company in
                                   structuring and negotiating the terms of the
                                   transaction equal to 2.15% of the gross
                                   proceeds raised in the Offering, including
                                   any proceeds the Company receives as a result
                                   of the exercise of the underwriters'
                                   over-allotment option.

                                   The Company has further engaged Morgan Joseph
                                   & Co., on a non-exclusive basis, as agent for
                                   the solicitation of the exercise of the
                                   Warrants. To the extent not inconsistent with
                                   the guidelines of the NASD and the rules and
                                   regulations of the SEC, the Company has
                                   agreed to pay Morgan Joseph & Co., for bona
                                   fide services rendered, a commission equal to
                                   5% of the exercise price for each Warrant
                                   exercised more than one year after the
                                   effective date of the Proposed Offering if
                                   the exercise was solicited by the
                                   underwriters.

                                   Two Initial Stockholders, who are also
                                   officers, have agreed with Morgan Joseph &
                                   Co. that after consummation of the Offering
                                   and within the first forty trading days after
                                   separate trading of the Warrants has
                                   commenced, that they or certain of their
                                   affiliates or designees will collectively
                                   purchase up to 1,571,429 Warrants in the
                                   public marketplace at prices not to exceed
                                   $0.70 per Warrant.

5.      PREFERRED STOCK            The Company is authorized to issue 1,000,000
                                   shares of preferred stock with such
                                   designations, voting and other rights and
                                   preferences as may be determined from time to
                                   time by the Board of Directors.

6.      COMMON STOCK               On January 27, 2005, the Company's Board of
                                   Directors authorized a stock dividend of one
                                   share of common stock for each outstanding
                                   share of common stock outstanding. In
                                   addition, on January 27, 2005, the Company's
                                   Board of Directors approved an amendment to
                                   the Company's Certificate of Incorporation to
                                   increase the number of

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   authorized shares of common stock to
                                   35,000,000. All references in the
                                   accompanying financial statements to the
                                   number of shares of stock have been
                                   retroactively restated to reflect these
                                   transactions.

                                   At February 24, 2005, 16,000,000 shares of
                                   common stock were reserved for issuance upon
                                   exercise of redeemable warrants.

7.      SUBSEQUENT EVENT           On February 25, 2005, the Company consummated
        (UNAUDITED)                the closing of an additional 1,200,000 Units,
                                   which were subject to the underwriters'
                                   over-allotment option. The Company received
                                   additional net proceeds of $6,696,000 which
                                   has been placed in the Trust Account. An
                                   additional 2,400,000 shares of common stock
                                   have been reserved for issuance upon
                                   exercise of redeemable warrants included in
                                   these Units.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the
25th day of March, 2005.

                                               ALDABRA ACQUISITION CORPORATION

                                               By: /s/ Jason Weiss
                                                   ---------------
                                                   Jason Weiss
                                                   Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                           Title                              Date
----                                           -----                              ----

/s/ Nathan Leight            Chairman of the Board                           March 25, 2005
-----------------
Nathan Leight

/s/ Jason Weiss              Chief Executive Officer, Secretary and          March 25, 2005
---------------              Director (Principal Executive Officer and
Jason Weiss                  Principal Accounting and Financial
                             Officer)

/s/ Jonathan W. Berger       Director                                        March 25, 2005
----------------------
Jonathan W. Berger

/s/ Peter Deutsch            Director                                        March 25, 2005
-----------------
Peter Deutsch

/s/ Stewart Gross            Director                                        March 25, 2005
-----------------
Stewart Gross

                                                                      EXHIBIT 31

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, Jason Weiss, certify that:

1. I have reviewed this annual report on Form 10-KSB of Aldabra Acquisition
Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;
         and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information;
         and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 25, 2005                      /s/ Jason Weiss
                                          ---------------
                                          Name:  Jason Weiss
                                          Title: Chief Executive Officer

                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aldabra Acquisition Corporation (the
"Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

March 25, 2005                           By: /s/ Jason Weiss
                                             ---------------
                                         Jason Weiss
                                         Chief Executive Officer