Form 10QSB
period 2005-03-31
Aldabra Acquisition CORP
filed 2005-05-16
CIK 1310817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51150

Aldabra Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)
Delaware	20-1918691
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
c/o Terrapin Partners, LLC, Rockefeller Center, 620 Fifth Avenue, 3rd Floor
New York, New York 10020
(Address of Principal Executive Office)
(212) 332-3555
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

As of May 16, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes      No

Aldabra Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

	March 31, 2005 (unaudited)	December 31, 2004
ASSETS
Cash and cash equivalents	$1,469,969	$11,095
Cash held in Trust Fund (Note 1)	49,455,065	—
Prepaid expenses	100,440	—
Deferred offering costs	—	83,905
Total assets	$51,025,474	$95,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$69,424	$1,100
Capital and income taxes payable	32,852
Deferred Trust income	23,802	—
Notes payable, stockholders	—	70,000
Total liabilities	126,078	71,100

Common stock, subject to possible conversion, 1,839,080 shares at conversion value (Note 2)	9,862,266	—

Commitment

Stockholders' equity (Notes 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 11,200,000 shares (which includes 1,839,080 subject to possible conversion) and 2,000,000 respectively	1,120	200
Additional paid-in capital	40,996,589	24,800
Income (Deficit) accumulated during the development stage	39,421	(1,100)
Total stockholders' equity	41,037,130	23,900
Total liabilities and stockholders' equity	$51,025,474	$95,000

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Operations
(unaudited)

	For the Three Months Ended March 31, 2005	For the Period from November 22, 2004 (inception) to March 31, 2005
Income:
Interest Income	$95,557	$95,557

Expenses:
Professional fees	3,245	3,245
Franchise and capital taxes	14,702	14,702
Rent and office	10,446	10,446
Insurance	7,964	7,964
Other formation and operating costs	529	1,629
Total Expenses	36,886	37,986

Income before taxes	58,671	57,571

Provision for income taxes	18,150	18,150

Net income	$40,521	$39,421

Net income per share basic and diluted	$.01	$.01

Weighted average shares outstanding	6,288,889	4,969,231

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity

	Common Stock		Addition paid-in capital	Income (Deficit) Accumulated During the Development Stage	Total
	Shares	Amount
Balance, November 22, 2004 (inception)	—	$—	$—	$—	$—

Sale of 2,000,000 shares of common stock to initial stockholders at $.0125 per share, as adjusted (Note 4)	2,000,000	200	24,800	—	25,000

Net Loss for the period	—	—	—	$(1,100)	(1,100)
Balance at December 31, 2004	2,000,000	$200	$24,800	$(1,100)	$23,900

Unaudited:
Sale of 9,200,000 units, net of underwriters' discount and offering expenses (includes 1,839,080 shares subject to possible conversion)	9,200,000	920	50,834,055		50,834,975

Proceeds subject to possible conversion of 1,839,080 shares	—	—	(9,862,266)	—	(9,862,266)

Net income for the period	—	—	—	40,521	40,521

Balance, March 31, 2005	11,200,000	$1,120	40,996,589	39,421	41,037,130

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2005	For the period from November 22, 2004 (inception) to March 31, 2005
Cash flow from operating activities
Net income	$40,521	$39,421
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest on treasury bills held in Trust	(119,065)	(119,065)
Increase in capital and income taxes payable	32,852	32,852
Increase in deferred interest	23,802	23,802
Increase in prepaid expenses	(100,440)	(100,440)
Decrease in accrued expenses	(1,100)	—
Net cash used in operating activities	(123,430)	(123,430)

Cash flows from Investing Activities
Cash held in Trust Fund	(49,336,000)	(49,336,000)

Cash flows from financing activities
Proceeds from notes payable, stockholders	$—	$70,000
Repayment of notes payable, stockholders	(70,000)	(70,000)
Proceeds from sale of shares of common stock	55,200,000	55,225,000
Payment of costs of public offering	(4,211,696)	(4,295,601)

Net cash provided by financing activities	50,918,304	50,929,399

Net increase in cash	$1,458,874	$1,469,969
Cash at beginning of the period	11,095	—
Cash at the end of the period	1,469,969	1,469,969

Supplemental Schedule of non-cash financing activity:

Accrued costs of public offering	$69,424	$69,424

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1. Basis of Presentation	The financial statements at March 31, 2005 and for the periods ended March 31, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Aldabra Acquisition Corporation (the "Company") as of March 31, 2005 and the results of its operations and its cash flow for the period from January 1, 2004 through March 31, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.
2. Organization and Business Operations	The Company was incorporated in November 22, 2004 as a blank check company whose objective is to acquire an operating business.
All activity from November 22, 2004 (inception) through March 31, 2005 relates to the Company's formation and initial public offering described below.
The registration statement for the Company's initial public offering ("Offering") was declared effective February 17, 2005. The Company consummated the offering on February 24, 2005 and received net proceeds of approximately $44,139,000 (Note 3). On February 25, 2005, the Company consummated the closing of the over-allotment option and the Company received net proceeds of approximately $6,696,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). An amount of approximately $49,336,000 of the net proceeds is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities, which are recorded at their market value of approximately $49,455,000 at March 31, 2005. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statements of operations. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Aldabra Acquisition Corporation
(a corporation in the development stage)  (continued)
Notes to Unaudited Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.
With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying March 31, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.
The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

Aldabra Acquisition Corporation
(a corporation in the development stage)  (continued)
Notes to Unaudited Financial Statements

3. Initial Public Offering	On February 24, 2005, the Company sold 8,000,000 units ("Units") in the Offering. On February 25, 2005, the Company sold an additional 1,200,000 Units pursuant to the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.
4. Common Stock	On January 27, 2005, the Company's Board of Directors authorized a stock dividend of one share of common stock for each outstanding share of common stock. In addition, on January 27, 2005, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 35,000,000. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect these transactions.
As of March 31, 2005, 18,400,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

We were formed on November 22, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended March 31, 2005, we had net income of approximately $41,000, derived from interest income less operating expenses.

For the period from November 22, 2004 (inception) through March 31, 2005, we had net income of approximately $39,000, derived from interest income less operating expenses.

We consummated our initial public offering on February 24, 2005. On February 25, we consummated the closing of an additional 1,200,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $55,200,000. We paid a total of $3,864,000 in underwriting discounts and commissions, and approximately $501,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,835,000, of which $49,336,000 was deposited into the trust account (or $5.36 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through February 24, 2007, assuming that a business combination is not consummated during that time. From February 24, 2005 through February 24, 2007, we anticipate approximately $350,000 of expenses for the due diligence and investigation of a target business, $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Terrapin Partners LLC ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $579,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $95,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on February 17, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Terrapin Partners LLC, an affiliate of Nathan Leight, our chairman of the board, Jason Weiss, our chief executive officer, Lyla Oyakawa, our vice president of business development, and Robert Plotkin, our chief technology officer, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in New York City. In addition, in December 10, 2004, Nathan Leight and Jason Weiss advanced an aggregate of $70,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On February 24, 2005, we consummated our initial public offering of 8,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On February 25, 2005, we closed on an additional 1,200,000 units that were subject to the underwriters' over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $55,200,000. Morgan Joseph & Co. Inc. acted as the sole book running manager and EarlyBirdCapital, Inc. acted as a co-manager. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121610). The Securities and Exchange Commission declared the registration statement effective on February 17, 2005.

We paid a total of $3,864,000 in underwriting discounts and commissions, and approximately $501,000 has been or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,835,000, of which $49,336,000 was deposited into a trust fund (or $5.36 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

32.1 – Section 906 Certification by CEO

(b)	Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDABRA ACQUISITION CORPORATION

Dated: May 16, 2005

/s/ Jason Weiss Jason Weiss Chief Executive Officer