Form 10QSB
period 2005-03-31
Aldabra Acquisition CORP
filed 2005-08-15
CIK 1310817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

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

Yes       No

As of August 15, 2005, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No

Aldabra Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Cash and cash equivalents	$1,394,976	$11,095
Cash held in Trust Fund (Note 1)	49,826,777	—
Prepaid expenses	73,944	—
Deferred offering costs	—	83,905
Total assets	$51,295,697	$95,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$42,641	$1,100
Capital and income taxes payable	141,344	—
Deferred Trust income	98,274	—
Notes payable, stockholders	—	70,000
Total liabilities	282,259	71,100

Common stock, subject to possible conversion, 1,839,080 shares at conversion value (Note 2)	9,862,266	—
Commitment
Stockholders' equity (Notes 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 11,200,000 shares (which includes 1,839,080 subject to possible conversion) and 2,000,000 respectively	1,120	200
Additional paid-in capital	40,996,589	24,800
Income (Deficit) accumulated during the development stage	153,463	(1,100)
Total stockholders' equity	41,151,172	23,900
Total liabilities and stockholders' equity	$51,295,697	$95,000

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Operations
(unaudited)

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Period from November 22, 2004 (inception) to June 30, 2005
Income:
Interest Income	$309,436	$404,993	$404,993
Expenses:
Professional fees	20,393	23,638	23,638
Franchise and capital taxes	5,423	20,125	20,125
Travel	15,853	15,853	15,853
Rent and office	27,294	37,744	37,744
Insurance	23,362	31,326	31,326
Other formation and operating costs	—	525	1,625
Total Expenses	92,325	129,211	130,311
Income before taxes	217,111	275,782	274,682
Provision for income taxes	103,069	121,219	121,219
Net income	$114,042	$154,563	$153,463
Net income per share basic and diluted	$.01	$.02	$.02
Weighted average shares outstanding	11,200,000	8,758,011	7,534,843

See Notes to Unaudited Financial Statements

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity

	Common Stock		Addition paid-in capital	Income (Deficit) Accumulated During the Development Stage	Total
	Shares	Amount
Balance, November 22, 2004 (inception)	—	$—	$—	$—	$—
Sale of 2,000,000 shares of common stock to initial stockholders at $.0125 per share, as adjusted (Note 4)	2,000,000	200	24,800	—	25,000
Net Loss for the period	—	—	—	$(1,100)	(1,100)
Balance at December 31, 2004	2,000,000	$200	$24,800	$(1,100)	$23,900
Unaudited:
Sale of 9,200,000 units, net of underwriters' discount and offering expenses (includes 1,839,080 shares subject to possible conversion)	9,200,000	920	50,834,055	—	50,834,975
Proceeds subject to possible conversion of 1,839,080 shares	—	—	(9,862,266)	—	(9,862,266)
Net income for the period	—	—	—	154,563	154,563
Balance, June 30, 2005	11,200,000	$1,120	$40,996,589	$153,463	$41,151,172

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2005	For the period from November 22, 2004 (inception) to June 30, 2005
Cash flow from operating activities
Net income	$154,563	$153,463
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest on treasury bills held in Trust	(490,777)	(490,777)
Increase in capital and income taxes payable	141,344	141,344
Increase in deferred interest	98,274	98,274
Increase in prepaid expenses	(73,944)	(73,944)
Increase in accrued expenses	10,600	11,700
Net cash used in operating activities	(159,940)	(159,940)
Cash flows from Investing Activities
Cash held in Trust Fund	(49,336,000)	(49,336,000)
Cash flows from financing activities
Proceeds from notes payable, stockholders	—	70,000
Repayment of notes payable, stockholders	(70,000)	(70,000)
Proceeds from sale of shares of common stock	55,200,000	55,225,000
Payment of costs of public offering	(4,250,179)	(4,334,084)
Net cash provided by financing activities	50,879,821	50,890,916
Net increase in cash	1,383,881	1,394,976
Cash at beginning of the period	11,095	—
Cash at the end of the period	$1,394,976	$1,394,976
Supplemental Schedule of non-cash financing activity:
Accrued costs of public offering	$30,941	$30,941

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1. Basis of Presentation	The financial statements at June 30, 2005 and for the periods ended June 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Aldabra Acquisition Corporation (the "Company") as of June 30, 2005 and the results of its operations and its cash flow for the periods ended June 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company's initial public offering ("Offering") was declared effective February 17, 2005. The Company consummated the offering on February 24, 2005 and received net proceeds of approximately $44,139,000 (Note 3). On February 25, 2005, the Company consummated the closing of the over-allotment option and the Company received net proceeds of approximately $6,696,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). An amount of approximately $49,336,000 of the net proceeds is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities, which are recorded at their market value of approximately $49,827,000 at June 30, 2005. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statements of operations. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying June 30, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

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

As of June 30, 2005, 18,400,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

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

For the three months ended June 30, 2005, we had net income of approximately $114,000, derived from interest income less operating expenses.

For the six months ended June 30, 2005, we had net income of approximately $155,000, derived from interest income less operating expenses.

For the period from November 22, 2004 (inception) through June 30, 2005, we had net income of approximately $153,000, derived from interest income less operating expenses.

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

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6: EXHIBITS

(a)	Exhibits:

31 – Section 302 Certification by CEO

32 – Section 906 Certification by CEO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDABRA ACQUISITION CORPORATION
Dated: August 15, 2005
/s/ Jason Weiss
Jason Weiss Chief Executive Officer