Form 10QSB
period 2005-09-30
Aldabra Acquisition CORP
filed 2005-11-14
CIK 1310817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

As of November 11, 2005, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes      No

Aldabra Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Cash and cash equivalents	$1,165,688	$11,095
Investments held in Trust Fund (Note 1)	50,227,524	—
Prepaid expenses	48,108	—
Deferred offering costs	—	83,905
Total assets	$51,441,320	$95,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$10,000	$1,100
Capital and income taxes payable	197,081	—
Deferred Trust income	178,889	—
Notes payable, stockholders	—	70,000
Total liabilities	385,970	71,100
Common stock, subject to possible conversion, 1,839,080 shares at conversion value (Note 2)	9,862,266	—
Commitment
Stockholders' equity (Notes 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 11,200,000 shares (which includes 1,839,080 subject to possible conversion) and 2,000,000 respectively	1,120	200
Additional paid-in capital	40,996,589	24,800
Income (Deficit) accumulated during the development stage	195,375	(1,100)
Total stockholders' equity	41,196,084	23,900
Total liabilities and stockholders' equity	$51,441,320	$95,000

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Operations
(unaudited)

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005		For the Period from November 22, 2004 (inception) to September 30, 2005
Income:
Interest Income	$330,033		$735,026		$735,026
Expenses:
Professional fees	137,282		160,920		160,920
Franchise and capital taxes	10,063		30,188		30,188
Travel	45,630		61,483		61,483
Rent and office	25,846		63,590		63,590
Insurance	23,627		54,953		54,953
Other formation and operating costs	—		525		1,625
Total Expenses	242,448		371,659		372,759
Income before taxes	87,585		363,367		362,267
Provision for income taxes	45,673		166,892		166,892
Net income	$41,912		$196,475		$195,375
Net income per share basic and diluted	$.00	$	..02	$	..02
Weighted average shares outstanding	11,200,000		9,580,952		8,612,141

See Notes to Unaudited Financial Statements

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity

	Common Stock		Addition paid-in capital	Income (Deficit) Accumulated During the Development Stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on November 22, 2004 at $.0125 per share, as adjusted (Note 4)	2,000,000	$200	$24,800	$—	$25,000
Net Loss for the period	—	—	—	(1,100)	(1,100)
Balance at December 31, 2004	2,000,000	$200	$24,800	$(1,100)	$23,900
Unaudited:
Sale of 9,200,000 units, net of underwriters' discount and offering expenses (includes 1,839,080 shares subject to possible conversion)	9,200,000	920	50,834,055	—	50,834,975
Proceeds subject to possible conversion of 1,839,080 shares	—	—	(9,862,266)	—	(9,862,266)
Net income for the period	—	—	—	196,475	196,475
Balance, September 30, 2005	11,200,000	$1,120	$40,996,589	$195,375	$41,193,084

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Statement of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2005	For the period from November 22, 2004 (inception) to September 30, 2005
Cash flow from operating activities
Net income	$196,475	$195,375
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on treasury bills held in Trust	(891,524)	(891,524)
Increase in capital and income taxes payable	197,081	197,081
Increase in deferred interest	178,889	178,889
Increase in prepaid expenses	(48,108)	(48,108)
Increase in accrued expenses	8,900	10,000
Net cash used in operating activities	(358,287)	(358,287)
Cash flows from Investing Activities
Cash placed into Trust Fund	(49,336,000)	(49,336,000)
Cash flows from financing activities
Proceeds from notes payable, stockholders	—	70,000
Repayment of notes payable, stockholders	(70,000)	(70,000)
Proceeds from sale of shares of common stock	55,200,000	55,225,000
Payment of costs of public offering	(4,281,120)	(4,365,025)
Net cash provided by financing activities	50,848,880	50,859,975
Net increase in cash	1,154,593	1,165,688
Cash at beginning of the period	11,095	—
Cash at the end of the period	$1,165,688	$1,165,688

See Notes to Unaudited Financial Statements.

Aldabra Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1. Basis of Presentation	The financial statements at September 30, 2005 and for the periods ended September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Aldabra Acquisition Corporation (the "Company") as of September 30, 2005 and the results of its operations and its cash flow for the periods ended September 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company's initial public offering ("Offering") was declared effective February 17, 2005. The Company consummated the offering on February 24, 2005 and received net proceeds of approximately $44,139,000 (Note 3). On February 25, 2005, the Company consummated the closing of the over-allotment option and the Company received net proceeds of approximately $6,696,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). An amount of approximately $49,336,000 of the net proceeds is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities, which are recorded at their market value of approximately $50,230,500 at September 30, 2005. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statements of operations. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

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

As of September 30, 2005, 18,400,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the three months ended September 30, 2005, we had net income of approximately $44,900, derived from interest income less operating expenses.

For the nine months ended September 30, 2005, we had net income of approximately $199,500, derived from interest income less operating expenses.

For the period from November 22, 2004 (inception) through September 30, 2005, we had net income of approximately $198,400, derived from interest income less operating expenses.

We consummated our initial public offering on February 24, 2005. On February 25, we consummated the closing of an additional 1,200,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $55,200,000. We paid a total of $3,864,000 in underwriting discounts and commissions, and approximately $501,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,835,000, of which $49,336,000 was deposited into the trust account (or $5.36 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through February 24, 2007, assuming that a business combination is not consummated during that time. From February 24, 2005 through February 24, 2007, we anticipate approximately $350,000 of expenses for the due diligence and investigation of a target business, $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Terrapin Partners LLC ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $579,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $95,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $3,864,000 in underwriting discounts and commissions, and approximately $501,000 has been paid for costs and expenses related to the offering.

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

ALDABRA ACQUISITION CORPORATION

Dated: November 14, 2005

/s/ Jason Weiss Jason Weiss Chief Executive Officer