Form 10KSB
period 2005-12-31
Aldabra Acquisition CORP
filed 2006-03-31
CIK 1310817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days.
Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [X] No [_]

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

As of March 28, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $51,612,000.

As of March 29, 2006, there were 11,200,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

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

      On February 24, 2005, we consummated our initial public offering of
8,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On February 25, 2005, we consummated the closing of an additional 1,200,000 units subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of
$55,200,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,835,000, of which approximately $49,336,000 was deposited into a trust fund and the remaining proceeds (approximately $1,499,000) were available to be used to provide for business, legal and accounting due diligence on prospective business combinations, continuing general and administrative expenses and corporate income and franchise taxes. Through December 31, 2005, we have used approximately $788,600 of the net proceeds that were not deposited into the trust fund to pay such expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December
31, 2005, there was approximately $50,700,000 held in the trust fund.

      We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.
These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

      We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

      Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of the acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

      o     financial condition and results of operation;

                                        2

      o     cash flow potential;

      o     growth potential;

      o     experience and skill of management and availability of additional personnel;

      o     capital requirements;

      o     competitive position;

      o     barriers to entry by competitors;

      o     stage of development of the products, processes or services;

      o     degree of current or potential market acceptance of the products, processes or services;

      o     proprietary features and degree of intellectual property or other protection of the products, processes or services;

      o     regulatory environment of the industry; and

      o     costs associated with effecting the business combination.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

FAIR MARKET VALUE OF TARGET BUSINESS

      The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

      Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

      In connection with the vote required for any business combination, our
Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in

                                        3

such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present at the meeting to approve the business combination are voted in favor of such business combination and stockholders holding less than 20% of the IPO
Shares exercise their conversion rights.

CONVERSION RIGHTS

      At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been $5.51. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

LIQUIDATION IF NO BUSINESS COMBINATION

      If we do not complete a business combination by August 24, 2006, or by
February 24, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

      If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to August 24,
2006, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by February 24, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

      If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.51. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Nathan
Leight, our chairman of the board, and Jason Weiss, our chief executive officer, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us to the extent they have claims against the funds in our trust account.

COMPETITION

      In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o     our obligation to seek stockholder approval of a business
            combination may delay the completion of a transaction;

      o     our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

      o     our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

      If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

EMPLOYEES

      We have four executive officers, two of which are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       RISKS ASSOCIATED WITH OUR BUSINESS

      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND VERY LIMITED
RESOURCES.

      We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE
REDUCED AND THE PER-SHARE

LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WILL BE LESS THAN $5.51 PER SHARE.

      Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.51 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, Nathan Leight, our chairman of the board, and Jason Weiss, our chief executive officer, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

SINCE WE HAVE NOT CURRENTLY SELECTED ANY TARGET BUSINESS WITH WHICH TO COMPLETE
A BUSINESS COMBINATION, WE ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS
OF THE BUSINESS' OPERATIONS.

      Since we have not yet identified a prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS
SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT MAY BE MORE DIFFICULT FOR US TO
DO SO.

There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours.
Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

WE MAY ISSUE SHARES OF OUR COMMON STOCK AND PREFERRED STOCK TO COMPLETE A
BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS
AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

      Our certificate of incorporation authorizes the issuance of up to
35,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have
5,400,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

      o     may significantly reduce the equity interest of stockholders;

      o     will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

      o     may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

      o     default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

      o     acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

      o     our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

      o     our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR CONVERSION RIGHTS MAY NOT
ALLOW US TO EFFECTUATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR
CAPITAL STRUCTURE.

      When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account.
Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

OUR CURRENT OFFICERS AND DIRECTORS MAY RESIGN UPON CONSUMMATION OF A BUSINESS
COMBINATION AND WE WILL HAVE ONLY LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF
THE TARGET BUSINESS.

      Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained.
Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

OUR OFFICERS AND DIRECTORS ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY
CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO
DEVOTE TO OUR AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO
CONSUMMATE A BUSINESS COMBINATION.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

SOME OF OUR OFFICERS AND DIRECTORS MAY IN THE FUTURE BECOME AFFILIATED WITH
ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE
CONDUCTED BY US AND, ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING
WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

      Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

ALL OF OUR OFFICERS AND DIRECTORS OWN SHARES OF OUR COMMON STOCK, AND SOME OWN
WARRANTS, WHICH WILL NOT PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE
THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET
BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

      All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. Additionally, some of our directors beneficially own warrants to purchase additional shares of common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION,
WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED
NUMBER OF PRODUCTS OR SERVICES.

      As of December 31, 2005, we had approximately $50,700,000 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business

with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

      o     solely dependent upon the performance of a single business, or

      o     dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

BECAUSE OF OUR LIMITED RESOURCES AND STRUCTURE, WE MAY NOT BE ABLE TO CONSUMMATE
AN ATTRACTIVE BUSINESS COMBINATION.

      We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A
BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET
BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A
PARTICULAR BUSINESS COMBINATION.

      Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.
None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

OUR EXISTING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A
SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING
STOCKHOLDER VOTE.

      Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF
COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

      We currently have outstanding warrants to purchase 18,400,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business.
Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

IF WE ARE UNABLE TO EFFECT A BUSINESS COMBINATION AND ARE FORCED TO LIQUIDATE,
OUR WARRANTS WILL EXPIRE WORTHLESS.

      If we do not complete a business combination by August 24, 2006, or by
February 24, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of
IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

IF OUR FOUNDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE
EFFECT ON THE MARKET PRICE OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS
MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

      Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional
2,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE
BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH
MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

      If we are deemed to be an investment company under the Investment Company
Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

      o     restrictions on the nature of our investments; and

      o     restrictions on the issuance of securities.

      In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;'

      o     adoption of a specific form of corporate structure; and

      o     reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

      We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our executive offices at Rockefeller Center, 620 Fifth Avenue,
3rd Floor, New York, New York pursuant to an agreement with Terrapin Partners
LLC, an affiliate of Nathan Leight, our chairman of the board, Jason Weiss, our chief executive officer, Lyla Oyakawa, our vice president of business development, and Robert Plotkin, our chief technology officer. We pay Terrapin
Partners a monthly fee of $7,500 for administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room. We believe, based on rents and fees for similar services in the
New York City metropolitan area, that the fee charged by Terrapin Partners is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

                                   Units         Common Stock        Warrants
                                   -----         ------------        --------
                               High     Low      High    Low      High       Low
                               ----     ----     ----    ----     ----      ----

2006:
   First Quarter*........      7.25     6.20     5.77    5.29     0.73      0.44

2005:
   Fourth Quarter........      6.48     6.01     5.45    5.20     0.59      0.40
   Third Quarter.........      6.30     6.05     5.25    5.19     0.60      0.47
   Second Quarter........      6.75     6.16     5.30    5.14     0.66      0.52
   First Quarter.........      6.85     6.30     5.25    5.10     0.73      0.57

*Through March 28, 2006

HOLDERS

      As of March 29, 2006, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

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

         Stockholders                                      Number of Shares
         ------------                                      ---------------

         Nathan Leight                                         425,925

         Stockholders                                      Number of Shares
         ------------                                      ---------------

         Jason Weiss                                           425,925

         Leight Family 1998 Irrevocable Trust                   46,075

         JGW Trust dated August 18, 2000                        46,075

         Terrapin Partners Employee Partnership                 26,000

         Jonathan W. Berger                                     10,000

         Peter Deutsch                                          10,000

         Stewart Gross                                          10,000

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

INITIAL PUBLIC OFFERING

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

      We paid a total of approximately $4,365,000 in underwriting discounts and commissions and costs and expenses related to the offering.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,835,000, of which approximately $49,336,000 was deposited into a trust fund and the remaining proceeds (approximately $1,499,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses and corporate income and franchise taxes. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned approximately $1,365,000 in interest through December 31, 2005.

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants and the conversion feature meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

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

      Our net income of approximately $332,000 for the fiscal year ended
December 31, 2005 consisted of interest income of approximately $1,120,000 less operating expenses of approximately $521,000 and income taxes of approximately
$268,000.

      Our net loss for the period from November 22, 2004 to December 31, 2004 of
$1,100 related to our formation and our initial public offering.

      Approximately $50,700,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of approximately $736,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses and corporate income and franchise taxes. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of approximately $736,000, prepaid expense of approximately $23,000 and total liabilities of approximately $474,000, leaving us with working capital outside of trust of approximately $285,000. We believe that we have sufficient available funds outside of the trust fund to operate through February 24, 2007, assuming that a business combination is not consummated during that time.
However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

      We are obligated to pay to Terrapin Partners a monthly fee of $7,500 for general and administrative services. In addition, in December 2004, Messrs.
Leight and Weiss advanced an aggregate of $70,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in February 2005 out of proceeds of our initial public offering.

OFF-BALANCE SHEET ARRANGEMENTS

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL CHANGES.

      None.

ITEM 8A. CONTROL AND PROCEDURES

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the
"Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.
His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

      Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      Our current directors and executive officers are as follows:

      Name                 Age   Position
      ----                 ---   --------

      Nathan Leight        46    Chairman of the Board

      Jason Weiss          36    Chief Executive Officer, Secretary and Director

      Lyla Oyakawa         39    Vice President of Business Development

      Robert Plotkin       43    Chief Technology Officer

      Jonathan W. Berger   46    Director

      Peter Deutsch        48    Director

      Stewart Gross        46    Director

      NATHAN LEIGHT has been our chairman of the board since our inception. Mr.
Leight is the co-founder and a managing member of Terrapin Partners LLC
(including its affiliates), a co-founder and a managing member and the chief investment officer of Terrapin Asset Management, LLC (including its affiliates), and a co-founder and a managing member and the chief investment officer of TWF
Management Company, LLC (including its affiliates). Terrapin Partners, established in August 1998, is a private investment management firm focusing on private equity investing. Terrapin Asset Management, established in March 2002, focuses on the management of multi-manager hedge fund portfolios and as of
January 1, 2006, managed, or provided sub-advisory services for, over $270 million of assets. TWF Management Company, established in December 2004, focuses on the management of a water industry-focused hedge fund, and as of January 1,
2006 managed over $32 million. From September 1998 to March 1999, Mr. Leight served as the interim chief executive officer of e-STEEL LLC, an industry-specific business-to-business software enterprise, and from January
2000 to May 2002, he served as interim chief executive officer of VastVideo,
Inc., a provider of special interest video content and related technology to web sites and interactive television operators. Both e-STEEL and VastVideo were
Terrapin portfolio companies. From February 1995 to August 1998, Mr. Leight was employed by Gabriel Capital LP, a hedge fund with assets exceeding $1 billion specializing in investing in bankruptcies, under-valued securities, emerging markets, and merger arbitrage, and from February 1995 to August 1997 he served as its chief investment officer. From December 1991 to February 1995, Mr. Leight served as the managing director of Dillon Read & Co., a private investment firm, where he oversaw the firm's proprietary trading department which invested primarily in risk arbitrage and bankruptcy/distressed companies. Mr. Leight received a B.A. from Harvard College (cum laude). Mr. Leight is the cousin of
Jonathan W. Berger.

      JASON WEISS has been our chief executive officer, secretary and a member of our board of directors since our inception. Mr. Weiss is the co-founder and a managing member of Terrapin Partners (including its affiliates), a co-founder and a managing member of Terrapin Asset Management (including its affiliates), and a co-founder and a managing member of TWF Management Company. From March
1999 to December 1999, Mr. Weiss served as the chief executive officer of
PaperExchange.com, Inc., an industry-specific business-to-business software enterprise and a Terrapin portfolio company, and from December 1999 to March
2000 he served as executive vice president of strategy. He also served as a managing member of e-STEEL LLC from September 1998 to March 1999. Mr. Weiss also served as a managing member of Terrapin's portfolio company, American Classic
Sanitation, LLC, a construction site and special event services business specializing in portable toilets, temporary fencing, and sink rentals, from
August 1998 to December 2000 and from January 2004 to March 2004. He also served as its chief executive officer from August 1998 to December 1999 and as a consultant from August 1998 to January 2004. From November 1997 to August 1998,
Mr. Weiss was a private consultant for several companies. From April 1997 to
November 1997, Mr. Weiss was the president of Pacific EyeNet, Inc., a privately held physician practice management organization. From June 1996 to April 1997, he was an associate with EGS Securities Corp., an investment banking and private equity boutique focused primarily on the health care sector, and from November
1994 to December 1995, he was an associate with Booz Allen & Hamilton, a management consulting firm. Mr. Weiss received a B.A. from the University of
Michigan (with Highest Distinction) and a J.D. (cum laude) from Harvard Law
School.

      LYLA OYAKAWA has been our vice president of business development since our inception. Ms. Oyakawa has been an employee of Terrapin Partners LLC since July
2004, focusing on private equity and

proprietary de novo investing. Ms. Oyakawa serves as the President of Eat Great
Food, LLC, a Terrapin-sponsored company focused on providing healthy food to children. From October 2002 to April 2004, Ms. Oyakawa served as the director of finance for Aspen Education Group, Inc., a private equity-backed provider of therapeutic education services, where she helped oversee Aspen's acquisition and financing activities. From February 2002 to October 2002, Ms. Oyakawa was a
private consultant for several companies. From June 2000 to January 2002, Ms.
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

      STEWART GROSS has been a member of our board of directors since our inception. Mr. Gross has been a managing director of Lightyear Capital, LLC, a private equity firm, since April 2005. From January 2005 until March 2005 Mr.
Gross was an independent private equity investor. From July 1987 to December
2004, Mr. Gross was employed by Warburg Pincus where he served as a managing director. Prior to joining Warburg Pincus, Mr. Gross was employed by Morgan
Stanley & Co. Mr. Gross has been a director of BEA Systems, Inc., a Nasdaq
National Market listed application infrastructure software provider, since
September 1995, and of SkillSoft Corporation, a Nasdaq National Market listed provider of comprehensive e-Learning solutions to large businesses and governmental organizations, since January 1998, as well as several privately held companies. Mr. Gross received a B.A. from Harvard University and an M.B.A.
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended
December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2006 by:

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

                                                Amount and
                                                Nature of
                                                Beneficial         Percent of
Name and Address of Beneficial Owner(1)         Ownership             Class
---------------------------------------        ------------        -----------

Nathan Leight                                   996,000(2)            8.9%

Jason Weiss                                     851,850(3)            8.1%

Jonathan W. Berger(4)                            20,000                *

Peter Deutsch(5)                                 20,000                *

Stewart Gross(6)                                 20,000                *

Lyla Oyakawa                                      0(7)                 0

Robert Plotkin                                    0(7)                 0

All directors and executive officers
as a group (7 individuals)                     2,000,000(8)           17.9%

      __________________________________

* Less than 1%.

(1)   Unless otherwise noted, the business address of each of the following is
      c/o Terrapin Partners LLC, Rockefeller Center, 620 Fifth Avenue, 3rd
      Floor, New York, New York 10020.

(2)   Includes (i) 92,150 shares of common stock held by the Leight Family 1998
      Irrevocable Trust, a trust established for the benefit of Mr. Leight's family and (ii) 52,000 shares of common stock held by the Terrapin
      Partners Employee Partnership. Terrapin Partners LLC is the general partner of such partnership and Mr. Leight is the co-manager of Terrapin
      Partners LLC. The Terrapin Partners Employee Partnership intends to distribute its shares to its beneficiaries at a later date. To the extent such shares are not distributed to the current beneficiaries, they will be retained by the Terrapin Partners Employee Partnership. Does not include
      1,572,000 shares of common stock issuable upon exercise of warrants held by Terrapin Partners LLC not currently exercisable and that will not become exercisable within the next 60 days.

(3)   Includes 52,000 shares of common stock held by the Terrapin Partners
      Employee Partnership. Terrapin Partners LLC is the general partner of such partnership and Mr. Weiss is the co-manager of Terrapin Partners LLC. The
      Terrapin Partners Employee Partnership intends to distribute its shares to its beneficiaries at a later date. To the extent such shares are not distributed to the current beneficiaries, they will be retained by the
      Terrapin Partners Employee Partnership. Does not include (i) 92,150 shares of common stock held by the JGW Trust dated August 18, 2000, a trust established for the benefit of Mr. Weiss' family, and (ii) 1,572,000 shares of common stock issuable upon exercise of warrants held by Terrapin
      Partners LLC not currently exercisable and that will not become exercisable within the next 60 days.

(4)   The business address of Mr. Berger is c/o Navigant Consulting, Inc., 100
      Colony Square, Suite 1900, 1175 Peachtree Street, N.E., Atlanta, Georgia
      30361.

(5)   The business address of Mr. Deutsch is P.O. Box 817689, Hollywood, Florida
      33081.

(6)   The business address of Mr. Gross is c/o Lightyear Capital LLC, 375 Park
      Avenue, 11th Floor, New York, New York 10152.

(7)   Does not include any shares held by the Terrapin Partners Employee
      Partnership, of which such person is a current beneficiary.

(8)   Does not include 1,572,000 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

      All 2,000,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

      Nathan Leight and Jason Weiss may be deemed to be our "parents" and
"promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 2004, we issued 1,000,000 shares of our common stock to the following individuals for $25,000 in cash, at an average purchase price of approximately $0.025 per share as set forth below:

                                         Number of
Name                                     Shares         Relationship to Us
------                                   -----------    ---------------------

Nathan Leight                            425,925        Chairman of the Board
Jason Weiss                              425,925        Chief Executive Officer
Leight Family 1998 Irrevocable Trust     46,075         Stockholder
JGW Trust Dated August 18, 2000          46,075         Stockholder
Terrapin Partners Employee Partnership   26,000         Stockholder
Jonathan W. Berger                       10,000         Director
Peter Deutsch                            10,000         Director
Stewart Gross                            10,000         Director

      On January 27, 2005, our board of directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.0125 per share.

      Pursuant to an escrow agreement between us, the Founders and Continental
Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

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

      During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

      We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back"
registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

      Each of our Founders also entered into a letter agreement with us and
Morgan Joseph & Co. pursuant to which, among other things:

      o     each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

      o     if we fail to consummate a business combination by August 24, 2006
            (or by February 24, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

      o     each waived any and all rights he may have to receive any
            distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

      o     each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the
            Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to Morgan Joseph & Co. that the business combination is fair to our stockholders from a financial perspective;

      o     each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

      o     each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

      Terrapin Partners, an affiliate of Nathan Leight, Jason Weiss, Lyla
Oyakawa and Robert Plotkin, has agreed that, through the acquisition of a target business, it will make available to us certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, as we may require from time to time. We have agreed to pay Terrapin Partners $7,500 per month for these services.

      During 2004, Nathan Leight and Jason Weiss advanced $70,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of December 10, 2005 or the consummation of our initial public offering. These loans were repaid in February 2005.

      We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

      Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

      All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.       Description
-----------       -------------

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The firm of Goldstein, Golub, Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with
American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM
McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK.
GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

AUDIT FEES

      During the fiscal year ended December 31, 2005, we paid our principal accountant $41,000, representing $25,000 for the services they performed in connection with our initial public offering, $2,000 in connection with our 2004
10-KSB, and $14,000 in connection with the review of our Quarterly Reports on
Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September
30, 2005. In addition, the Company expects to pay approximately $15,000 in connection with the 2005 10-KSB and the related financial statement audit.

AUDIT-RELATED FEES

      During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

      During 2005, we paid TBS approximately $1,700 in connection with tax return preparation.

ALL OTHER FEES

      During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

      We currently do not have an audit committee. However, our board of directors has approved the services described above.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            F-2

          FINANCIAL STATEMENTS

              Balance Sheet                                                  F-3
              Statement of Operations                                        F-4
              Statement of Stockholders' Equity                              F-5
              Statement of Cash Flows                                        F-6

          NOTES TO FINANCIAL STATEMENTS                                 F-7-F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aldabra Acquisition Corporation

We have audited the accompanying balance sheet of Aldabra Acquisition
Corporation as of December 31, 2005, and the related statements of operations, cash flows, and stockholders' equity for the period from November 22, 2004
(inception) to December 31, 2004, the year ended December 31, 2005, and the cumulative period from November 22, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aldabra Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the period from November 22, 2004 (inception) to December 31, 2004, the year ended December 31, 2005, and the period from November 22, 2004 (inception) to
December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Aldabra
Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by
August 24, 2006 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 30, 2006

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                                               December 31, 2005
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                  $     735,354
      Investments held in Trust Account (Note 1)                    50,700,580
      Prepaid expenses and other current assets                         22,524
--------------------------------------------------------------------------------
           Total current assets                                     51,458,458
      Deferred tax asset                                               205,612
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $  51,664,070
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accrued expenses                                          $      46,000
       Deferred trust income                                           273,500
       Income and capital taxes payable                                154,149
--------------------------------------------------------------------------------
           Total liabilities                                           473,649
--------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    1,839,080 shares at conversion value (Note 2)                    9,862,266
--------------------------------------------------------------------------------
COMMITMENTS

STOCKHOLDERS' EQUITY (NOTES 2, 6 AND 7)
     Preferred stock, $.0001 par value, Authorized
            1,000,000 shares; none issued                                   --
     Common stock, $.0001 par value
         Authorized 35,000,000 shares
         Issued and outstanding 11,200,000 shares
              (which includes 1,839,080 subject to possible
              conversion) and 2,000,000 respectively                     1,120
     Additional paid-in capital                                     40,996,589
     Income accumulated during the development stage                   330,446
--------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                 41,328,155
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  51,664,070
================================================================================

                   The accompanying notes should be read in conjunction with the financial statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                  For the Period
                                                   from November                             For the Period from
                                                     22, 2004                                 November 22, 2004
                                                  (inception) to       For the Year Ended      (inception) to
                                                 December 31, 2004      December 31, 2005     December 31, 2005
----------------------------------------------------------------------------------------------------------------

INCOME:
     Interest Income                                $         --          $  1,120,142          $  1,120,142

----------------------------------------------------------------------------------------------------------------
EXPENSES:
      Professional fees                                       --               222,284               222,284
      Franchise and capital taxes                             --                42,089                42,089
      Travel and entertainment                                --                88,019                88,019
      Rent and office                                         --                89,251                89,251
      Insurance                                               --                78,580                78,580
      Other formation and operating costs                  1,100                   525                 1,625
----------------------------------------------------------------------------------------------------------------
                TOTAL EXPENSES                             1,100               520,748               521,848

INCOME (LOSS) BEFORE INCOME TAXES                         (1,100)              599,394               598,294

PROVISION FOR INCOME TAXES                                    --               267,848               267,848
----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $     (1,100)         $    331,546          $    330,446
================================================================================================================

NET INCOME PER SHARE BASIC AND DILUTED              $        .00          $        .03          $        .04

WEIGHTED AVERAGE SHARES OUTSTANDING                    2,000,000             9,989,041             9,200,000

----------------------------------------------------------------------------------------------------------------

                   The accompanying notes should be read in conjunction with the financial statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                 Income
                                                                                               (Deficit)
                                                                                              Accumulated
                                                  Common Stock                                 During the
                                          -----------------------------      Additional       Development
                                             Shares           Amount      paid-in capital        Stage             Total
                                          -----------------------------------------------------------------------------------

Sale of 2,000,000 shares of common           2,000,000     $        200     $     24,800      $         --      $     25,000
stock to initial stockholders on
November 22, 2004 at $.0125 per
share, as adjusted (Note 2)

Net loss for the period                             --               --               --            (1,100)           (1,100)
                                          -----------------------------------------------------------------------------------
Balance, December 31, 2004                   2,000,000     $        200     $     24,800      $     (1,100)     $     23,900

Sale of 9,200,000 units, net of              9,200,000              920       50,834,055                --        50,834,975
underwriters' discount and offering
expenses (includes 1,839,080 shares
subject to possible conversion)

Proceeds subject to possible
conversion of 1,839,080 shares                      --               --       (9,862,266)               --        (9,862,266)

Net income for the year                             --               --               --           331,546           331,546
                                          -----------------------------------------------------------------------------------
Balance, December 31, 2005                  11,200,000     $      1,120     $ 40,996,589      $    330,446      $ 41,328,155
                                          ===================================================================================

                   The accompanying notes should be read in conjunction with the financial statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                For the period                        For the period
                                                                from November                          from November
                                                                   22, 2004                              22, 2004
                                                                (inception) to      For the Year      (inception) to
                                                                 December 31,      Ended December      December 31,
                                                                     2004             31, 2005             2005
---------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                                           $      (1,100)     $     331,546      $     330,446
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Interest earned on treasury bills held in Trust                        --         (1,364,580)        (1,364,580)
     Increase in deferred tax assets                                        --           (205,612)          (205,612)
     Increase in income taxes payable                                       --            154,149            154,149
     Increase in deferred interest                                          --            273,500            273,500
     Increase in prepaid expenses                                           --            (22,524)           (22,524)
     Increase in accrued expenses                                        1,100             44,900             46,000
---------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                             --           (788,621)          (788,621)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Cash placed into Trust Account                                         --        (49,336,000)       (49,336,000)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable, stockholders                          70,000                 --             70,000
     Repayment of notes payable, stockholders                               --            (70,000)           (70,000)
     Proceeds from sale of shares of common stock                       25,000         55,200,000         55,225,000
     Payment of costs of public offering                               (83,905)        (4,281,120)        (4,365,025)
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               11,095         50,848,880         50,859,975
---------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               11,095            724,259            735,354
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        --             11,095                 --
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD               $      11,095      $     735,354      $     735,354
---------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes                                              $          --      $     361,400      $     361,400
                                                                 =============      =============      =============

                   The accompanying notes should be read in conjunction with the financial statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION          Aldabra Acquisition Corporation (the "Company") was
   AND                   incorporated in Delaware on November 22, 2004 as a
   BUSINESS              blank check company whose objective is to acquire an
   OPERATIONS            operating business.

                         The registration statement for the Company's initial
                         public offering ("Offering") was declared effective
                         February 17, 2005. The Company consummated the offering
                         on February 24, 2005 and received net proceeds of
                         approximately $44,139,000 (Note 2). On February 25,
                         2005, the Company consummated the closing of the
                         over-allotment option and the Company received net
                         proceeds of approximately $6,696,000 (Note 2). The
                         Company's management has broad discretion with respect
                         to the specific application of the net proceeds of this
                         Offering, although substantially all of the net
                         proceeds of this Offering are intended to be generally
                         applied toward consummating a business combination with
                         an operating business ("Business Combination").
                         Furthermore, there is no assurance that the Company
                         will be able to successfully effect a Business
                         Combination. An amount of approximately $49,336,000 of
                         the net proceeds was placed in an interest-bearing
                         trust account ("Trust Account") until the earlier of
                         (i) the consummation of a Business Combination or (ii)
                         liquidation of the Company. Under the agreement
                         governing the Trust Account, funds will only be
                         invested in United States government securities
                         (Treasury Bills) with a maturity of 180 days or less,
                         or in money market funds meeting certain conditions
                         under Rule 2a-7 promulgated under the Investment
                         Company Act of 1940. The Treasury Bills have been
                         accounted for as trading securities, which are recorded
                         at their fair market value of approximately $50,700,000
                         at December 31, 2005. The excess of market value over
                         cost, exclusive of the deferred interest described
                         further below, is included in interest income in the
                         accompanying financial statements. The remaining net
                         proceeds (not held in the Trust Account) may be used to
                         pay for business, legal and accounting due diligence on
                         prospective acquisitions, continuing general and
                         administrative expenses and corporate income and
                         franchise taxes.

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

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         All of the Company's stockholders prior to the
                         Offering, including all of the officers and directors
                         of the Company ("Initial Stockholders"), have agreed to
                         vote their 2,000,000 founding shares of common stock in
                         accordance with the vote of the majority in interest of
                         all other stockholders of the Company ("Public
                         Stockholders") with respect to any Business
                         Combination. After consummation of the Business
                         Combination, these voting safeguards will no longer be
                         applicable.

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
                         Accordingly, a portion of the net proceeds from the
                         offering (19.99% of the amount held in the Trust
                         Account) has been classified as common stock subject to
                         possible conversion in the accompanying December 31,
                         2005 balance sheet and 19.99% of the related interest
                         earned on the Treasury Bills has been recorded as
                         deferred interest.

                         The Company's Amended and Restated Certificate of
                         Incorporation provides for mandatory liquidation of the
                         Company in the event that the Company does not
                         consummate a Business Combination within 18 months from
                         the date of the consummation of the Offering, or 24
                         months from the consummation of the Offering if certain
                         extension criteria have been satisfied. There is no
                         assurance that the Company will be able to successfully
                         effect a Business Combination during the period. This
                         factor raises substantial doubt about the Company's
                         ability to continue as a going concern. The
                         accompanying financial statements are prepared assuming
                         the Company will continue as a going concern. The
                         financial statements do not include any adjustments
                         that might result from the outcome of this uncertainty.
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

                         Basic earnings per share is computed by dividing net
                         income (loss) by the weighted-average number of shares
                         of common stock outstanding during the period. Diluted
                         earnings per share reflects the additional dilution for
                         all potentially dilutive securities such as stock
                         warrants and options. The effect of the 18,400,000
                         outstanding warrants, issued in connection with the
                         initial public offering described in Notes 2 has not
                         been considered in the diluted earnings per share since
                         the warrants are contingently exercisable.

                         For purposes of the statements of cash flows, the
                         Company considers all investments purchased with an
                         original maturity of three months or less to be cash
                         equivalents. The Company maintains cash in bank deposit
                         accounts which, at times, exceed federally insured
                         limits. The Company has not experienced any losses on
                         these accounts.

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

                         In December 2004, the Financial Accounting Standards
                         Board issued Statement of Financial Accounting
                         Standards No. 123 (revised 2004) ("SFAS 123(R)"),
                         "Share Based Payment". SFAS 123(R) requires all
                         share-based payments to employees, including grants of
                         employee stock options, to be recognized in the
                         financial statements based on their fair values. The
                         Company is required to adopt SFAS 123(R) effective
                         January 1, 2006. The Company does not believe that the
                         adoption of SFAS No. 123(R) will have a significant
                         impact on its financial condition or results of
                         operations.

                         Management does not believe that any other recently
                         issued, but not yet effective, accounting standards if
                         currently adopted would have a material effect on the
                         accompanying financial statements.

2. INITIAL PUBLIC        On February 24, 2005, the Company sold 8,000,000 units
   OFFERING              ("Units") in the Offering. On February 25, 2005, the
                         Company sold an additional

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         1,200,000 Units pursuant to the over-allotment option.
                         Each Unit consists of one share of the Company's common
                         stock, $.0001 par value, and two Redeemable Common
                         Stock Purchase Warrants ("Warrants"). Each Warrant
                         entitles the holder to purchase from the Company one
                         share of common stock at an exercise price of $5.00
                         commencing after the completion of a Business
                         Combination and expiring on February 16, 2009. The
                         Warrants will be redeemable at a price of $.01 per
                         Warrant upon 30 days' notice after the Warrants become
                         exercisable, only in the event that the last sale price
                         of the common stock is at least $8.50 per share for any
                         20 trading days within a 30 trading day period ending
                         on the third day prior to the date on which notice of
                         redemption is given.

3  TAXES PAYABLE         The provision for income taxes consists of the
                         following:

                                                                    Year ended
                                                                    December 31
                                                                    2005
                                                                    ---------
                         Current:
                         Federal                                    $ 302,080
                         State and Local                              171,379

                         Deferred:
                         Federal                                     (131,284)
                         State and Local                              (74,327)
                                                                    ---------

                          Total provision for income taxes          $ 267,848
                                                                    =========

                         The Company's effective tax rate of 44.7% differs from
                         the effective Federal tax rate of 34% principally due
                         to the effect of state and local income taxes.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         The tax effect of temporary differences that give rise
                         to the net deferred tax asset is as follows:

                                                                   December 31,
                                                                       2005
                                                                   ------------
                         Asset:
                         Interest Income deferred for
                           reporting purposes                       $  122,130
                         Expenses deferred for income
                           tax purposes                                 83,482
                                                                   ------------
                         Total deferred tax asset                   $  205,612
                                                                   ------------

4. NOTES PAYABLE,        The Company issued an aggregate of $70,000 of unsecured
   STOCKHOLDERS          promissory notes to two Initial Stockholders, who are
                         also officers. The notes were non interest-bearing and
                         were repaid upon the consummation of the Offering.

5. COMMITMENTS AND       The Company utilizes certain administrative, technology
   RELATED PARTY         and secretarial services, as well as certain limited
   TRANSACTIONS          office space provided by an affiliate of two Initial
                         Stockholders. Such affiliate has agreed that, until the
                         acquisition of a target business by the Company, it
                         will make such services available to the Company, as
                         may be required by the Company from time to time. The
                         Company has agreed to pay such affiliate $7,500 per
                         month for such services commencing on the effective
                         date of the Offering. The statement of operations for
                         the periods ended December 31, 2005 includes $76,875
                         related to this agreement.

                         During 2005, the Company paid $36,714 to a party
                         related to a member of one of its directors for
                         services rendered. This amount was reimbursed to the
                         Company by another member of its directors subsequent
                         to December 31, 2005.

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

6. PREFERRED STOCK       The Company is authorized to issue 1,000,000 shares of
                         preferred stock with such designations, voting and
                         other rights and preferences as may be determined from
                         time to time by the Board of Directors.

7. COMMON STOCK          On January 27, 2005, the Company's Board of Directors
                         authorized a stock dividend of one share of common
                         stock for each outstanding share of common stock
                         outstanding. In addition, on January 27, 2005, the
                         Company's Board of Directors approved an amendment to
                         the Company's Certificate of Incorporation to increase
                         the number of authorized shares of common stock to
                         35,000,000. All references in the accompanying
                         financial statements to the number of shares of stock
                         have been retroactively restated to reflect these
                         transactions.

                         At December 31, 2005, 18,400,000 shares of common stock
                         were reserved for issuance upon exercise of redeemable
                         warrants.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the
31st day of March, 2006.

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

Name                                      Title                        Date
----                                      -----                        ----

/s/ Nathan Leight           Chairman of the Board                March 31, 2006
-------------------------
Nathan Leight

/s/ Jason Weiss             Chief Executive Officer, Secretary   March 31, 2006
-------------------------   and Director (Principal Executive
Jason Weiss                 Officer and Principal Accounting
                            and Financial Officer)

/s/ Jonathan W. Berger      Director                             March 31, 2006
-------------------------
Jonathan W. Berger

/s/ Peter Deutsch           Director                             March 31, 2006
-------------------------
Peter Deutsch

/s/ Stewart Gross           Director                             March 31, 2006
-------------------------
Stewart Gross