Form 10QSB
period 2006-03-31
Aldabra Acquisition CORP
filed 2006-05-15
CIK 1310817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended March 31, 2006
                                        --------------

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-51150
                                               ---------

                         Aldabra Acquisition Corporation
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                              20-1918691
            --------                                              ----------
 (State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

   c/o Terrapin Partners, LLC, Rockefeller Center, 620 Fifth Avenue, 3rd Floor
   ---------------------------------------------------------------------------
                            New York, New York 10020
                            ------------------------
                     (Address of Principal Executive Office)

                                 (212) 332-3555
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         As of May 15, 2006, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):   Yes |_| No
|X|

                                                                           Page
                                                                           ----
Part I: Financial Information:

       Item 1 - Condensed Financial Statements (Unaudited):

         Balance Sheet                                                       3

         Statements of Operations                                            4

         Statements of Stockholders' Equity                                  5

         Statements of Cash Flows                                            6

         Notes to Financial Statements                                       7

       Item 2 - Management's Discussion and Analysis or Plan of
                Operation                                                   10

       Item 3 - Controls and Procedures                                     11

Part II. Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of
                Proceeds                                                    12

       Item 6 - Exhibits                                                    12

Signatures                                                                  13

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         CONDENSED BALANCE SHEET

--------------------------------------------------------------------------------

                                                                      March 31, 2006
                                                                         (unaudited)          December 31, 2005
-------------------------------------------------------------------------------------------------------------------

ASSETS
      Cash and cash equivalents                                    $         360,965          $         735,354

      Investments held in Trust Account (Note 1)                          51,175,932                 50,700,580
      Prepaid expenses and other current assets                               44,226                     22,524
-------------------------------------------------------------------------------------------------------------------
               Total current assets                                       51,581,123                 51,458,458
-------------------------------------------------------------------------------------------------------------------
      Deferred tax asset                                                     276,612                    205,612

-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $      51,857,735          $      51,664,070
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accrued expenses                                            $          58,500          $          46,000

       Capital and income taxes payable                                       44,370                    154,149
       Deferred Trust income                                                 368,568                    273,500
-------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                 471,438                    473,649
-------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    1,839,080 shares at conversion value (Note 2)                          9,862,266                  9,862,266
-------------------------------------------------------------------------------------------------------------------

COMMITMENT

STOCKHOLDERS' EQUITY (NOTES 2, 3 AND 4)
     Preferred stock, $.0001 par value, Authorized
            1,000,000 shares; none issued                                         --                         --
     Common stock, $.0001 par value
         Authorized 35,000,000 shares
         Issued and outstanding 11,200,000 shares                              1,120                      1,120
              (which includes 1,839,080 subject to possible
              conversion) and 2,000,000 respectively
     Additional paid-in capital                                           41,033,303                 40,996,589
     Income accumulated during the development stage                         489,608                    330,446
-------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                       41,524,031                 41,328,155
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      51,857,735         $       51,664,070
===================================================================================================================

                          See Notes to Unaudited Condensed Financial Statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               CONDENSED STATEMENT OF OPERATIONS
                                                (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                  For the Period from
                                                        For the Three        For the Three        November 22, 2004
                                                        Months Ended         Months Ended         (inception) to
                                                        March 31, 2006       March 31, 2005       March 31, 2006
------------------------------------------------------------------------------------------------------------------------

INCOME:
     Interest Income                                  $        391,184    $          95,557    $         1,511,326

---------------------------------------------------------------------------------------------------------------------
EXPENSES:
      Professional fees                                         25,878                3,245                248,162
      Franchise and capital taxes                               10,375               14,702                 52,464
      Travel                                                    11,341                   --                 99,360
      Rent and office                                           31,687               10,446                120,938
      Insurance                                                 24,327                7,964                102,907
      Other formation and operating costs                           --                  529                  1,625
---------------------------------------------------------------------------------------------------------------------
                TOTAL EXPENSES                                 103,608               36,886                625,456

INCOME BEFORE TAXES                                            287,576               58,671                885,870

PROVISION FOR INCOME TAXES                                     128,414               18,150                396,262
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                            $        159,162    $          40,521    $           489,608
=====================================================================================================================

NET INCOME PER SHARE BASIC AND DILUTED                $            .01    $             .01    $               .05

WEIGHTED AVERAGE SHARES OUTSTANDING                         11,200,000            6,288,889              9,563,636
------------------------------------------------------------------------------------------------------------------

                          See Notes to Unaudited Condensed Financial Statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                     CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                                    Income
                                                                                                   (Deficit)
                                                                                                  Accumulated
                                                                                                  During the
                                                    Common Stock            Additional            Development
                                             Shares              Amount   paid-in capital            Stage              Total
                                          --------------------------------------------------------------------------------------

Sale of 2,000,000 shares of common           2,000,000             $200           $24,800                $--            $25,000
stock to initial stockholders on
November 22, 2004 at $.0125 per share,
as adjusted (Note 4)

Net Loss for the period                             --               --                --            (1,100)            (1,100)
                                          --------------------------------------------------------------------------------------
Balance at December 31, 2004                 2,000,000             $200           $24,800           $(1,100)            $23,900

Sale of 9,200,000 units, net of              9,200,000              920        50,834,055                 --         50,834,975
underwriters' discount and offering
expenses (includes 1,839,080 shares
subject to possible conversion)

Proceeds subject to possible conversion
of 1,839,080 shares                                 --               --       (9,862,266)                 --        (9,862,266)

Net income for the period                           --               --                --            331,545            331,545
                                          --------------------------------------------------------------------------------------

Balance, December 31, 2005                  11,200,000           $1,120       $40,996,589           $330,446        $41,328,155
                                          --------------------------------------------------------------------------------------
Unaudited:
Additional capital contributed                      --               --            36,714                 --             36,714
                                          --------------------------------------------------------------------------------------

Net income for the period                           --               --                --            159,162            159,162
                                          --------------------------------------------------------------------------------------

Balance, March 31, 2006                     11,200,000           $1,120       $41,033,303           $489,608        $41,524,031
                                          ======================================================================================

                          See Notes to Unaudited Condensed Financial Statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               CONDENSED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                       For the period from
                                                               For the Three        For the Three        November 22, 2004
                                                                Months Ended         Months Ended           (inception) to
                                                              March 31, 2006       March 31, 2005           March 31, 2006
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
      Net income                                                 $159,162                 $40,521                $489,608
      Adjustments to reconcile net income to net cash
           used in operating activities:
      Interest earned on treasury bills held in Trust            (475,352)               (119,065)             (1,839,932)
      Increase in deferred tax asset                              (71,000)                      --               (276,612)
      Increase (decrease) in capital and income taxes            (109,779)                  32,852                  44,370
           payable
      Increase in deferred interest                                 95,068                  23,802                 368,568
      Increase in prepaid expenses                                (21,702)               (100,440)                (44,226)
      Increase (decrease) in accrued expenses                       12,500                 (1,100)                  58,500
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities               (411,103)               (123,430)             (1,199,724)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash placed into Trust Account                                    --            (49,336,000)            (49,336,000)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable, stockholders                          --                      --                  70,000
     Repayment of notes payable, stockholders                           --                (70,000)                (70,000)
       Additional capital contributed                               36,714                      --                  36,714
     Proceeds from sale of shares of common stock                       --              55,200,000              55,225,000
     Payment of costs of public offering                                --             (4,211,693)             (4,365,025)
---------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           36,714              50,918,304              50,896,689
---------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                  (374,389)               1,458,874                 360,965
CASH AT BEGINNING OF THE PERIOD                                    735,354                  11,095                      --
---------------------------------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                                     $360,965              $1,469,969                $360,965
===========================================================================================================================

Supplemental Schedule of non-cash financing activity:
     Accrued costs of public offering                         $     --                  $69,424                   $     --
                                                              ========                  =======                   ========

Cash paid during the period for:
     Income taxes                                             $319,568                  $    --                   $680,968
                                                              ========                  =======                   ========

                          See Notes to Unaudited Condensed Financial Statements.

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION        The financial statements at March 31, 2006
                                     and for the periods ended March 31, 2006
                                     and 2005 are unaudited. In the opinion of
                                     management, all adjustments (consisting of
                                     normal accruals) have been made that are
                                     necessary to present fairly the financial
                                     position of Aldabra Acquisition Corporation
                                     (the "Company") as of March 31, 2006 and
                                     the results of its operations and its cash
                                     flow for the periods ended March 31, 2006
                                     and 2005. Operating results for the interim
                                     period presented are not necessarily
                                     indicative of the results to be expected
                                     for a full year. The December 31, 2005
                                     balance sheet is derived from the audited
                                     financial statements.

                                     The statements and related notes have been
                                     prepared pursuant to the rules and
                                     regulations of the U.S. Securities and
                                     Exchange Commission. Accordingly, certain
                                     information and footnote disclosures
                                     normally included in financial statements
                                     prepared in accordance with generally
                                     accepted accounting principles have been
                                     omitted pursuant to such rules and
                                     regulations. These financial statements
                                     should be read in conjunction with the
                                     financial statements that were included in
                                     the Company's Annual Report on Form 10-KSB
                                     for the period ended December 31, 2005.

                                     The Company was incorporated in November
                                     22, 2004 as a blank check company whose
                                     objective is to acquire an operating
                                     business.

2.      ORGANIZATION AND BUSINESS
        OPERATIONS                   The registration statement for the
                                     Company's initial public offering
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
                                     management has broad discretion with
                                     respect to the specific application of the
                                     net proceeds of this Offering, although
                                     substantially all of the net proceeds of
                                     the Offering are intended to be generally
                                     applied toward consummating a business
                                     combination with an operating business
                                     ("Business Combination"). An amount of
                                     approximately $49,336,000 of the net
                                     proceeds was placed in an interest-bearing
                                     trust account ("Trust Account") until the
                                     earlier of (i) the consummation of a
                                     Business Combination or (ii) liquidation of
                                     the Company. Under the agreement governing
                                     the Trust Account, funds will only be
                                     invested in United States "government
                                     securities" within the meaning of Section
                                     2(a)(16) of the Investment Company Act of
                                     1940 with a maturity of 180 days or less,
                                     or in money market funds meeting certain
                                     conditions under Rule 2a-7 promulgated
                                     under the Investment Company Act of 1940.
                                     At March 31, 2006, the value of the Trust
                                     Account amounted to approximately
                                     $51,175,900. The remaining net proceeds
                                     (not held in

                                                 ALDABRA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                     the Trust Account) may be used to pay for
                                     business, legal and accounting due
                                     diligence on prospective acquisitions and
                                     continuing general and administrative
                                     expenses.

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

                                     With respect to a Business Combination
                                     which is approved and consummated, any
                                     Public Stockholder who voted against the
                                     Business Combination may demand that the
                                     Company convert his or her shares. The per
                                     share conversion price will equal the
                                     amount in the Trust Account as of two days
                                     prior to the consummation of the proposed
                                     Business Combination divided by the number
                                     of shares of common stock held by Public
                                     Stockholders at the consummation of the
                                     Offering. Accordingly, Public Stockholders
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
                                     Accordingly, a portion of the net proceeds
                                     from the offering (19.99% of the amount
                                     originally held in the Trust Account) has
                                     been classified as common stock subject to
                                     possible conversion in the accompanying
                                     March 31, 2006 balance sheet and 19.99% of
                                     the related interest earned on the Treasury
                                     Bill has been recorded as deferred
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
                                     Redeemable Common Stock Purchase Warrants
                                     ("Warrants"). Each Warrant entitles the
                                     holder to purchase from the Company one
                                     share of common stock at an exercise price
                                     of $5.00 commencing after the completion of
                                     a Business Combination and expiring on
                                     February 16, 2009. The Warrants are
                                     redeemable at a price of $.01 per Warrant
                                     upon 30 days' notice after the Warrants
                                     become exercisable, only in the event that
                                     the last sale price of the common stock is
                                     at least $8.50 per share for any 20 trading
                                     days within a 30 trading day period ending
                                     on the third day prior to the date on which
                                     notice of redemption is given.

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

                                     As of March 31, 2006, 18,400,000 shares of
                                     common stock were reserved for issuance
                                     upon exercise of redeemable warrants.

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

         For the three months ended March 31, 2006, we had net income of approximately $159,200, derived from interest income less operating expenses.

         For the three months ended March 31, 2005, we had net income of approximately $41,000, derived from interest income less operating expenses.

         For the period from November 22, 2004 (inception) through March 31,
2006, we had net income of approximately $489,600, derived from interest income less operating expenses.

         We consummated our initial public offering on February 24, 2005. On
February 25, 2005, we consummated the closing of an additional 1,200,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $55,200,000. We paid a total of approximately $3,864,000 in underwriting discounts and commissions, and approximately $501,000 was paid for costs and expenses related to the offering.
After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately
$50,835,000, of which approximately $49,336,000 was deposited into the Trust
Account (or $5.36 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the
Trust Account to operate through February 24, 2007, assuming that a business combination is not consummated during that time. We believe that we have sufficient available funds outside the Trust Account to operate through February
24, 2007, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

         Commencing on February 17, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Terrapin Partners LLC, an affiliate of Nathan Leight, our chairman of the board, Jason Weiss, our chief executive officer, Lyla Oyakawa, our vice president of business development, and
Robert Plotkin, our chief technology officer, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference

                                       10

room, in New York City. In addition, on December 10, 2004, Nathan Leight and
Jason Weiss advanced an aggregate of $70,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,
2006. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

                                       11

                                    PART II.

                                OTHER INFORMATION

ITEM 4: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

         We paid a total of approximately $3,864,000 in underwriting discounts and commissions, and approximately $501,000 was paid for costs and expenses related to the offering.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,835,000, of which approximately $49,336,000 was deposited into a Trust Account (or $5.36 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 5:  EXHIBITS

         (a) Exhibits:

                  31 - Section 302 Certification by CEO

                  32 - Section 906 Certification by CEO

                                       12

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALDABRA ACQUISITION
                                                     CORPORATION

Dated:  May 15, 2006
                                                     /s/ Jason Weiss
                                                     ---------------
                                                     Jason Weiss
                                                     Chief Executive Officer

                                       13