Form 10QSB
period 2006-06-30
Aldabra Acquisition CORP
filed 2006-08-14
CIK 1310817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to
____________________________________


Commission File No.         Name of Registrant or Co-Registrant in Charter          IRS Employer Number
-------------------         ----------------------------------------------          -------------------
000-51150                           ALDABRA ACQUISITION CORPORATION                 20-1918691
                        (Exact Name of Registrant as Specified in Its Charter)

Delaware
--------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation or organization of Registrant and Co-Registrants)

c/o Terrapin Partners, LLC, Rockefeller Center, 620 Fifth Avenue,       10020
3rd Floor New York, New York
--------------------------------------------------------------------------------
(Address of Principal Executive Offices of Registrant)                (Zip Code)

Registrant's Telephone number, including Area Code:  (212) 332-3555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|  No |_|

As of August 14, 2006, 11,2000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|     No |X|

                        ALDABRA ACQUISITION CORPORATION
                          QUARTER ENDED JUNE 30, 2006
                               TABLE OF CONTENTS
                            ----------------------


                                                                                                                       Page


PART I.    FINANCIAL INFORMATION..........................................................................................1

           ITEM 1.    FINANCIAL STATEMENTS................................................................................1
           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................9
           ITEM 3.    DISCLOSURE CONTROLS AND PROCEDURES..................................................................9

PART II.   OTHER INFORMATION.............................................................................................10

           ITEM 1.    LEGAL PROCEEDINGS..................................................................................10
           ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................10
           ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................10
           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................11
           ITEM 5.    OTHER INFORMATION..................................................................................11
           ITEM 6.    EXHIBITS:..........................................................................................11

SIGNATURES...............................................................................................................12


EXHIBITS

           EXHIBIT 31      CERTIFICATION OF JASON WEISS.................................................................E-1
           EXHIBIT 32      CERTIFICATION OF JASON WEISS.................................................................E-2

                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)
                                                       Condensed Balance Sheet

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                                                            June 30,  2006
                                                                                (unaudited)         December 31, 2005
-------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                      $100,498                  $735,354
    Investments held in Trust Account (Note 3)                                   51,588,884                50,700,580
    Prepaid expenses                                                                 18,910                    22,524
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                             51,708,292                51,458,458
    Deferred tax asset                                                              322,477                   205,612
Total assets                                                                    $52,030,769               $51,664,070
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued expenses                                                              $348,857                   $46,000
     Capital and income taxes payable                                                34,608                   154,149
     Deferred Trust income                                                          451,159                   273,500
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                            834,624                   473,649
-------------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
   1,839,080 shares at conversion value (Note 4)                                  9,862,266                 9,862,266
-------------------------------------------------------------------------------------------------------------------------

Commitment

Stockholders' equity (Notes 2, 3 and 4)
     Preferred stock, $.0001 par value, Authorized
        1,000,000 shares; none issued                                                    --                        --
     Common stock, $.0001 par value
         Authorized 35,000,000 shares
         Issued and outstanding 11,200,000 shares
                  (which includes 1,839,080 subject to possible                       1,120                     1,120
                  conversion) and 2,000,000 respectively
     Additional paid-in capital                                                  41,033.303                40,996,589
     Income accumulated during the development stage                                299,456                   330,446
-------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                41,333,879                41,328,155
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $52,030,769               $51,664,070
=========================================================================================================================

                 See Notes to Condensed Financial Statements.

                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)

                                             Condensed Statement of Operations
                                             (unaudited)


                                                                                                                      For the Period
                                          For the Three    For the Three     For the Six   For the Six Months      from November 22,
                                           Months Ended     Months Ended    Months Ended       Ended June 30,    2004 (inception) to
                                          June 30, 2006    June 30, 2005   June 30, 2006                 2005          June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Income:
Interest income                                $333,137         $309,436        $725,130             $404,993             $1,845,272
                                         --------------    -------------   -------------   ------------------    -------------------

Expenses:
Professional fees                               468,465           20,393         494,343               23,638                716,627
Franchise and capital taxes                      10,375            5,423          20,750               20,125                 62,839
Travel                                           14,674           15,853          26,015               15,853                114,034
Rent and office                                  31,941           27,294          63,628               37,744                152,879
Insurance                                        23,145           23,362          47,472               31,326                126,052
Other formation and operation costs                   -                -               -                  525                  1,625
                                         --------------    -------------   -------------   ------------------    -------------------
Total Expenses                                  548,600           92,325         652,208              129,211              1,174,056


Income (loss) before taxes                    (215,463)          217,111          72,922              275,782                671,216


Provision for income taxes                     (24,502)          103,069         103,912              121,219                371,760
                                         --------------    -------------   -------------   ------------------    -------------------

Net (loss) income                           $ (190,961)         $114,042      $ (30,990)             $154,563               $299,456
                                         ==============    =============   =============   ==================    ===================

Net (loss) income per share basic and
diluted                                        $ (0.02)            $0.01        $ (0.00)                $0.02                  $0.03

Weighted average shares
outstanding                                  11,200,000       11,200,000      11,200,000            8,758,011              9,817,747
------------------------------------------------------------------------------------------------------------------------------------



                  See Notes to Condensed Financial Statements

                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)

                                   Condensed Statement of Stockholders' Equity


                                                                                                    Income
                                                                                                 (Deficit)
                                                                                               Accumulated
                                                                                                During the
                                                  Common Stock            Addition paid-       Development
                                                Shares           Amount       in capital             Stage             Total
                                          ----------------------------- ---------------- ----------------- -----------------
Sale of 2,000,000 shares of common           2,000,000             $200          $24,800               $--           $25,000
stock to initial stockholders on
November 22, 2004 at $.0125 per
share, as adjusted (Note 4)

Net Loss for the period                             --               --               --           (1,100)           (1,100)
                                          ------------- --------------- ---------------- ----------------- -----------------
Balance at December 31, 2004                 2,000,000             $200          $24,800          $(1,100)           $23,900

Unaudited:
Sale of 9,200,000 units, net of              9,200,000              920       50,834,055                --        50,834,975
underwriters' discount and offering
expenses (includes 1,839,080 shares
subject to possible conversion)

Proceeds subject to possible
conversion of 1,839,080 shares                      --               --      (9,862,266)                --       (9,862,266)


Net income for the period                           --               --               --           331,545           331,545
                                          ------------- --------------- ---------------- ----------------- -----------------
Balance, December 31, 2005                  11,200,000           $1,120      $40,996,589          $330,446       $41,328,155

Unaudited:
Additional capital contributed                      --               --           36,714                --            36,714

Net Loss for the period                                                                           (30,990)          (30,990)
                                          ------------- --------------- ---------------- ----------------- -----------------

Balance, June 30, 2006                      11,200,000           $1,120      $41,033,303          $299,456       $41,333,879
                                          ============= =============== ================ ================= =================

                 See Notes to Condensed Financial Statements.

                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)
                                             Condensed Statement of Cash Flows
                                                                   (unaudited)


                                                                                         For the Six         For the period from
                                                                     For the Six        Months Ended           November 22, 2004
                                                                    Months Ended               June               (inception) to
                                                                   June 30, 2006            30, 2005               June 30, 2006
---------------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities
    Net (loss) income                                                 $ (30,990)            $154,563                    $299,456
    Adjustments to reconcile net income to net cash used in
    operating activities:
    Interest earned on treasury bills held in Trust                    (888,304)           (490,777)                 (2,252,884)
    Increase in deferred tax asset                                     (116,865)                                       (322,477)
    (Decrease) Increase in capital and income taxes payable            (119,541)             141,344                      34,608
    Increase in deferred interest                                        177,659              98,274                     451,159
    Decrease (Increase) in prepaid expenses                                3,614            (73,944)                    (18,910)
    Increase in accrued expenses                                         302,857              10,600                     348,857
---------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                         (671,570)           (159,940)                 (1,460,191)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from Investing Activities
    Cash placed into Trust Fund                                               --        (49,336,000)                (49,336,000)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from notes payable, stockholders                                --                  --                      70,000
     Repayment of notes payable, stockholders                                 --            (70,000)                    (70,000)
     Additional capital contribution                                      36,714                  --                      36,714
     Proceeds from sale of shares of common stock                             --          55,200,000                  55,225,000
     Payment of costs of public offering                                      --         (4,250,179)                 (4,365,025)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 36,714          50,879,821                  50,896,689
---------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                        (634,856)           1,383,881                     100,498
Cash at beginning of the period                                          735,354              11,095                          --
---------------------------------------------------------------------------------------------------------------------------------
Cash at the end of the period                                           $100,498          $1,394,976                    $100,498
---------------------------------------------------------------------------------------------------------------------------------



                 See Notes to Condensed Financial Statements.

                         Aldabra Acquisition Corporation
                    (a corporation in the development stage)

                     Notes to Unaudited Financial Statements

1.      Basis of Presentation        The financial statements at June 30, 2006
                                     and for the periods ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Aldabra Acquisition Corporation
                                     (the "Company") as of June 30, 2006 and the results of its operations and its cash flow for the periods ended June 30, 2006 and 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2005 balance sheet is derived from the audited financial statements.

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

2.      Organization and Business    Aldabra Acquisition Corporation is a blank
        Operations                   check company formed on November 22, 2004
                                     to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business such as the one described in Note 5 below
                                     ("Business Combination"). Aldabra is not presently engaged in, and will not engage in, any substantive commercial business until the consummation of the business combination with GLDD.

                                     The Company's Amended and Restated
                                     Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The merger agreement described in Note 5 satisfies such extension criteria. However, if the merger is not consummated before February 24,

                                     2007 (24 months from the consummation of the Offering) the Company will be liquidated. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the Trust Account described in Note 3 below) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

3.      Initial Public Offering      The registration statement for the
                                     Company's initial public offering
                                     ("Offering") was declared effective
                                     February 17, 2005. On February 24, 2005, the Company sold 8,000,000 units ("Units") in the Offering and received net proceeds of approximately $44,139,000. On February
                                     25, 2005, the Company sold an additional
                                     1,200,000 Units pursuant to the
                                     underwriters' over-allotment option and
                                     received net proceeds of approximately
                                     $6,696,000.

                                     Each Unit consists of one share of the
                                     Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing after the completion of a Business Combination and expiring on February 16, 2009. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which notice of redemption is given.

                                     The Company's management has broad
                                     discretion with respect to the specific
                                     application of the net proceeds of this
                                     Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. An amount of approximately $49,336,000 of the net proceeds was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At June 30, 2006, the value of the Trust Account amounted to approximately $51,588,900. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions, general and administrative expenses and corporate income and franchise taxes.

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

                                     As of June 30, 2006, 1,839,080 shares of
                                     common stock were reserved for issuance
                                     upon exercise of redeemable warrants.

5.      Business Combination         On June 20, 2006, the Company entered into
                                     an Agreement and Plan of Merger (the
                                     "Merger Agreement"), by and among GLDD
                                     Acquisition Corp., a Delaware corporation
                                     ("GLDD"), the Company, Aldabra Merger Sub,
                                     L.L.C., a Delaware limited liability
                                     company and a wholly owned subsidiary of the Company ("Merger Sub") and certain representatives named therein. GLDD is the parent company of Great Lakes Dredge & Dock
                                     Corporation ("Great Lakes") and both
                                     entities are affiliates of Madison Dearborn
                                     Partners, LLC, a Chicago, Illinois-based private equity fund.

                                     Pursuant to the Merger Agreement, GLDD will merge with and into Merger Sub (the "Merger"), with Merger Sub continuing after the Merger as the surviving corporation and GLDD's stockholders receiving common stock of the Company. The Company will then merge into an indirect wholly-owned subsidiary and, in connection with this subsequent merger, the Company's stockholders (including the former GLDD's stockholders) will receive stock in a new holding company, which will shortly after closing be renamed Great Lakes Dredge & Dock Corporation. The available cash of the Company (including the cash in the Trust Account) will be used to pay down GLDD's debt. The transaction has been approved by the boards of both the Company and GLDD, but is subject to customary closing conditions, including review under the Hart-Scott-Rodino Act. The consummation of the transaction with GLDD is also conditioned on the approval by the Company's shareholders. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination, including the merger with GLDD.

                                     Under the Company's Amended and Restated
                                     Certificate of Incorporation, any Public
                                     Stockholder who votes against the Business
                                     Combination may demand that the Company
                                     convert his or her shares into a pro rata share of the Trust Account. However, in the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and demand the conversion of their shares into cash, the Business Combination will not be consummated. Shares will only be converted into cash if the proposed Business Combination is consummated. The per share conversion price will equal the amount in the Trust Account as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

      Aldabra was formed on November 22, 2004. For the three months ended June 30, 2006, we had a net loss of approximately $191,000, derived from interest income less operating expenses, compared with net income for the three months ended June 30, 2005 of approximately $114,000, derived from interest income less operating expenses. For the six months ended June 30, 2006, we had a net loss of approximately $31,000, derived from interest income less operating expenses, compared with net income for the six months ended June 30, 2005 of approximately $154,600 derived from interest income less operating expenses. For the period from November 22, 2004 (inception) through June 30, 2006, Aldabra had net income of $299,456, derived from interest income less operating expenses. For such period, interest accrued on the trust fund was $1,801,800 and other interest income was $42,800. Operating expenses for such period were $817,800 and consisted primarily of $126,100 for director and officer liability and other insurance, $122,900 for a monthly administrative services fee, $411,800 for professional fees, and $157,000 for travel and other expenses.

      Aldabra consummated its initial public offering on February 24, 2005. On February 25, 2005, Aldabra consummated the closing of an additional 1,200,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from Aldabra's initial public offering were $55,200,000. Aldabra paid a total of approximately $3,864,000 in underwriting discounts and commissions, and approximately $501,000 was paid for costs and expenses related to the offering.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Aldabra from the offering were approximately $50,835,000, of which approximately $49,336,000 was deposited into the trust account (or $5.36 per share sold in the offering). The remaining proceeds are available to be used by Aldabra to provide for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses, and corporate income and franchise taxes. Through June 30, 2006, Aldabra has used $1,398,500 of the net proceeds that were not deposited into the trust fund to pay such expenses and taxes.

Aldabra intends to use substantially all of the net proceeds of the offering to acquire GLDD. If the Great Lakes merger is approved, Aldabra common stock will be used as consideration to effect the business combination with GLDD. The proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. Aldabra believes it will have sufficient available funds outside of the Trust Account or, if necessary, that Nathan Leight and Jason Weiss or their affiliates will advance it sufficient funds to operate through February 24, 2007, assuming that a business combination is not consummated during that time. However, Aldabra may need to raise additional funds through a private offering of debt securities if such funds are required to consummate a business combination that is presented to it.

      Off-Balance Sheet Arrangements

      Options and warrants issued in conjunction with Aldabra's initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to Aldabra's audited financial statements included in this proxy statement/prospectus for more information.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES.

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

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) On February 24, 2005, we consummated our initial public offering of 8,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On February 25, 2005, we closed on an additional 1,200,000 units that were subject to the underwriters' over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $55,200,000. Morgan Joseph & Co. Inc. acted as the sole book running manager and EarlyBirdCapital, Inc. acted as a co-manager. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121610). The Securities and Exchange Commission declared the registration statement effective on February 17, 2005.

      We paid a total of approximately $3,864,000 in underwriting discounts and commissions, and approximately $501,000 was paid for costs and expenses related to the offering.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,835,000, of which approximately $49,336,000 was deposited into a Trust Account (or $5.36 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations, general and administrative expenses and corporate income and franchise taxes.

         (b) Not Applicable (applies only to new registrants)

         (c) Not Applicable  (share repurchases)

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits:

      (a)   Exhibits:

      10.1- Agreement and Plan of Merger by and among GLDD Acquisition Corp., the Registrant, Aldabra Merger Sub L.L.C. and certain representatives named therein, filed as an exhibit to the Current Report on Form 8- K filed on June 20, 2006.

      31-   Section 302 Certification by CEO

      32-   Section 906 Certification by CEO

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ALDABRA ACQUISITION
                                                   CORPORATION
Dated:  August 14, 2006

                                                   /s/ Jason Weiss
                                                   ---------------------------
                                                       Jason Weiss
                                                       Chief Executive Officer