Form 10QSB/A
period 2006-06-30
Aldabra Acquisition CORP
filed 2006-08-24
CIK 1310817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 1

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                      OR

| |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________


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

Delaware
-------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation or organization of Registrant and Co-Registrants)

c/o Terrapin Partners, LLC, Rockefeller Center, 620 Fifth Avenue,
3rd Floor New York, New York                                           10020
-------------------------------------------------------------------------------
(Address of Principal Executive Offices of Registrant)               (Zip Code)


Registrant's Telephone number, including Area Code:  (212) 332-3555

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

                               EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report for the quarterly period ended June 30, 2006 to include Exhibit 31 and Exhibit 32 therein, which were inadvertently omitted from the original filing of the Form 10-QSB.

                                          ALDABRA ACQUISITION CORPORATION
                                            QUARTER ENDED JUNE 30, 2006



Item 6.       Exhibits:

         (a) Exhibits:

         10.1 - Agreement and Plan of Merger by and among GLDD Acquisition Corp., the Registrant, Aldabra Merger Sub L.L.C. and certain representatives named therein, filed as an exhibit to the Current Report on Form 8- K filed on June 20, 2006.

         31 -   Section 302 Certification by CEO

         32 -   Section 906 Certification by CEO

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALDABRA ACQUISITION
                                             CORPORATION


Dated: August 24, 2006
                                             /s/     Jason Weiss
                                                 ---------------------------
                                                     Jason Weiss
                                                     Chief Executive Officer