Form 10QSB
period 2006-09-30
Aldabra Acquisition CORP
filed 2006-11-15
CIK 1310817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                      OR

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

Delaware
-----------------------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation or organization of Registrant and Co-Registrants)

c/o Terrapin Partners, LLC, 540 Madison Avenue, 17th Floor  New York, New York       10022
-----------------------------------------------------------------------------------------------
(Address of Principal Executive Offices of Registrant)                            (Zip Code)


Registrant's Telephone number, including Area Code:  (212) 710-4100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes /X/  No / /

As of November 15, 2006, 11,2000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /    No /X/

                        ALDABRA ACQUISITION CORPORATION
                       QUARTER ENDED SEPTEMBER 30, 2006
                               TABLE OF CONTENTS
                            ----------------------

                                                                                                                     Page
                                                                                                                     ----

PART I.  FINANCIAL INFORMATION..........................................................................................1

         ITEM 1.    FINANCIAL STATEMENTS................................................................................1
         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................9
         ITEM 3.    DISCLOSURE CONTROLS AND PROCEDURES..................................................................8

PART II. OTHER INFORMATION..............................................................................................9

         ITEM 1.    LEGAL PROCEEDINGS...................................................................................9
         ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................................9
         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................10
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................10
         ITEM 5.    OTHER INFORMATION..................................................................................10
         ITEM 6.    EXHIBITS:..........................................................................................10

SIGNATURES.............................................................................................................11


EXHIBITS

         EXHIBIT 31   CERTIFICATION OF JASON WEISS....................................................................E-1
         EXHIBIT 32   CERTIFICATION OF JASON WEISS....................................................................E-2


                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)
                                                       Condensed Balance Sheet


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                                                   September 30, 2006
                                                                       (unaudited)            December 31, 2005
-------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                       $            3,566        $          735,354
   Investments held in Trust Account (Note 3)                              52,020,834                50,700,580
   Prepaid expenses                                                                --                    22,524
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                       52,024,400                51,458,458
=========================================================================================================================

   Deferred tax asset                                                         400,233                   205,612
=========================================================================================================================

Total assets                                                       $       52,424,633        $       51,664,070
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued expenses                                               $          669,402        $           46,000
    Capital and income taxes payable                                          118,002                   154,149
    Deferred Trust income                                                     537,549                   273,500
-------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                     1,324,953                   473,649
-------------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
  1,839,080 shares at conversion value (Note 4)                             9,862,266                 9,862,266
-------------------------------------------------------------------------------------------------------------------------

Commitment

Stockholders' equity (Notes 2, 3 and 4)
    Preferred stock, $.0001 par value, Authorized
       1,000,000 shares; none issued                                               --                        --
    Common stock, $.0001 par value
       Authorized 35,000,000 shares
       Issued and outstanding 11,200,000 shares
           (which includes 1,839,080 subject to possible
           conversion) and 2,000,000 respectively                               1,120                     1,120
    Additional paid-in capital                                             41,033,303                40,996,589
    Income accumulated during the development stage                           202,991                   330,446
-------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                           41,237,414                41,328,155
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $       52,424,633        $       51,664,070
=========================================================================================================================

                                                                         See Notes to Condensed Financial Statements.

                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)
                                             Condensed Statement of Operations
                                                             (unaudited)


                                           For the           For the                                           For the Period
                                             Three             Three           For the                          from November
                                            Months            Months       Nine Months       For the Nine            22, 2004
                                             Ended             Ended             Ended       Months Ended      (inception) to
                                         September         September         September      September 30,       September 30,
                                          30, 2006          30, 2005          30, 2006               2005                2006
--------------------------------------------------------------------------------------------------------------------------------

Income:

  Interest income                     $    345,335     $     330,033     $   1,070,465     $      735,026       $   2,190,607
                                       -----------      ------------      ------------      -------------        ------------

Expenses:

  Professional fees                        323,603           137,282           817,946            160,920           1,040,230

  Franchise and capital taxes               10,375            10,063            31,125             30,188              73,214

  Travel                                     1,599            45,630            27,614             61,483             115,633

  Rent and office                           80,120            25,846           143,748             63,590             232,999

  Insurance                                 30,830            23,627            78,302             54,953             156,882

  Other formation and operation costs           --                --                --                525               1,625
                                       -----------      ------------      ------------      -------------        ------------
    Total Expenses                         446,527           242,448         1,098,735            371,659           1,620,583


 Income (loss) before taxes               (101,192)           87,585           (28,270)           363,367             570,024



Provision for income taxes                  (4,727)           45,673            99,185            166,892             367,033
                                       -----------      ------------      ------------      -------------        ------------

Net (loss) income                     $    (96,465)    $      41,912     $    (127,455)    $      196,475       $     202,991
                                       ===========      ============      ============      =============        ============

Net (loss) income per share basic
and diluted                           $      (0.01)    $        0.00     $       (0.01)    $         0.02       $         .02


Weighted average shares outstanding     11,200,000        11,200,000        11,200,000          9,580,952          10,005,310

--------------------------------------------------------------------------------------------------------------------------------

                                                                          See Notes to Condensed Financial Statements

                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)
                                   Condensed Statement of Stockholders' Equity

                                                                                                      Income
                                                                                                   (Deficit)
                                                     Common Stock           Addition paid-       Accumulated
                                                     ------------               in capital        During the              Total
                                                Shares           Amount                          Development
                                                                                                       Stage
                                      -----------------------------------------------------------------------------------------
Sale of 2,000,000 shares of common
stock to initial stockholders on
November 22, 2004 at $.0125 per
share, as adjusted (Note 4)                  2,000,000             $200            $24,800                --            $25,000

Net Loss for the period                             --               --                 --           (1,100)            (1,100)
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 2004                 2,000,000              200             24,800           (1,100)             23,900

Unaudited:
Sale of 9,200,000 units, net of
underwriters' discount and offering
expenses (includes 1,839,080 shares
subject to possible conversion)              9,200,000              920         50,834,055                --         50,834,975


Proceeds subject to possible
conversion of 1,839,080 shares                      --               --        (9,862,266)                --        (9,862,266)


Net income for the period                           --               --                 --           331,546            331,546
                                      -----------------------------------------------------------------------------------------
Balance, December 31, 2005                  11,200,000            1,120         40,996,589           330,446         41,328,155

Unaudited:
Additional capital contributed                      --               --             36,714                --             36,714

Net Loss for the period                             --               --                 --         (127,455)          (127,455)
                                      -----------------------------------------------------------------------------------------

Balance, September 30, 2006                 11,200,000           $1,120        $41,033,303          $202,991        $41,237,414
                                      =========================================================================================

                                                                              See Notes to Condensed Financial Statements.

                                               Aldabra Acquisition Corporation
                                      (a corporation in the development stage)
                                             Condensed Statement of Cash Flows
                                                             (unaudited)


                                                                For the Nine        For the Nine         For the period from
                                                                Months Ended        Months Ended           November 22, 2004
                                                                   September       September 30,              (inception) to
                                                                    30, 2006                2005          September 30, 2006
----------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities
   Net (loss) income                                             $ (127,455)            $196,475                    $202,991
   Adjustments to reconcile net income to net cash
     used in operating activities:
   Interest earned on investments held in Trust                  (1,320,254)           (891,524)                 (2,684,834)
   Increase in deferred tax asset                                  (194,621)                  --                   (400,233)
   Increase in capital and income taxes payable                     (36,147)             197,081                     118,002
   Increase in deferred interest                                     264,049             178,889                     537,549
   Decrease (Increase) in prepaid expenses                            22,524            (48,108)                          --
   Increase in accrued expenses                                      623,402               8,900                     669,402
----------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                       (768,502)           (358,287)                 (1,557,123)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from Investing Activities
   Cash placed into Trust Fund                                            --        (49,336,000)                (49,336,000)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from notes payable, stockholders                              --                  --                      70,000
   Repayment of notes payable, stockholders                               --            (70,000)                    (70,000)
    Additional capital contribution                                   36,714                  --                      36,714
   Proceeds from sale of shares of common stock                           --          55,200,000                  55,225,000
   Payment of costs of public offering                                    --         (4,281,120)                 (4,365,025)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             36,714          50,848,880                  50,896,689
----------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                    (731,788)           1,154,593                     $ 3,566
Cash at beginning of the period                                      735,354              11,095                          --
----------------------------------------------------------------------------------------------------------------------------
Cash at the end of the period                                         $3,566          $1,165,688                     $ 3,566
============================================================================================================================


                                                                      See Notes to Condensed Financial Statements.

                        Aldabra Acquisition Corporation
                   (a corporation in the development stage)

                    Notes to Unaudited Financial Statements

1.  Basis of Presentation        The financial statements at September 30,
                                 2006 and for the periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Aldabra Acquisition Corporation
                                 (the "Company") as of September 30, 2006 and the results of its operations and its cash flow for the periods ended September 30, 2006 and 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2005 balance sheet is derived from the audited financial statements.

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

2.  Organization and Business
    Operations                   Aldabra Acquisition Corporation is a blank
                                 check company formed on November 22, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business such as the one described in Note 5 below
                                 ("Business Combination"). Aldabra is not presently engaged in, and will not engage in, any substantive commercial business until the consummation of the business combination with GLDD.

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

                                 The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. An amount of approximately $49,336,000 of the net proceeds was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or
                                 (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of
                                 Section 2(a)(16) of the Investment Company
                                 Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At September 30, 2006, the value of the Trust Account amounted to approximately $52,020,800. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions, general and administrative expenses and corporate income and franchise taxes.

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

                                 As of September 30, 2006, 1,839,080 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

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

                                 Pursuant to the Merger Agreement, GLDD will merge with and into Merger Sub (the "Merger"), with Merger Sub continuing after the Merger as the surviving corporation and GLDD's stockholders receiving common stock of the Company. The Company will then merge into an indirect wholly-owned subsidiary and, in connection with this subsequent merger, the Company's stockholders (including the former GLDD's stockholders) will receive stock in a new holding company, which will shortly after closing be renamed Great Lakes Dredge & Dock Corporation. The available cash of the Company (including the cash in the Trust Account) will be used to pay down GLDD's debt. The transaction has been approved by the boards of both the Company and GLDD, but is subject to customary closing conditions. The consummation of the transaction with GLDD is also conditioned on the approval by the Company's shareholders. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination, including the merger with GLDD.

                                 Under the Company's Amended and Restated
                                 Certificate of Incorporation, any Public
                                 Stockholder who votes against the Business
                                 Combination may demand that the Company
                                 convert his or her shares into a pro rata share of the Trust Account. However, in the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and demand the conversion of their shares into cash, the Business Combination will not be consummated. Shares will only be converted into cash if the proposed Business Combination is consummated. The per share conversion price will equal the amount in the Trust Account as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet and 19.99% of the related interest earned in the Trust Account has been recorded as deferred interest.

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

Results of Operations

     Aldabra was formed on November 22, 2004. For the three months ended September 30, 2006, we had a net loss of approximately $96,500 derived from interest income less operating expenses, compared with net income for the three months ended September 30, 2005 of approximately $41,900, derived from interest income less operating expenses. For the nine months ended September 30, 2006, we had a net loss of approximately $127,500, derived from interest income less operating expenses, compared with net income for the nine months ended September 30, 2005 of approximately $196,500, derived from interest income less operating expenses. For the period from November 22, 2004 (inception) through September 30, 2006, Aldabra had net income of $203,000, derived from interest income less operating expenses. For such period, interest accrued on the trust fund was $2,065,800 and other interest income was $43,400. Operating expenses for such period were $1,621,400 and consisted primarily of $156,900 for director and officer liability and other insurance, $232,400 for a monthly administrative services fee, $1,041,600 for professional fees, and $115,600 for travel and other expenses.

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

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Aldabra from the offering were approximately $50,835,000, of which approximately $49,336,000 was deposited into the trust account (or $5.36 per share sold in the offering). The remaining proceeds are available to be used by Aldabra to provide for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses, and corporate income and franchise taxes. Through September 30, 2006, Aldabra has used $1,495,400 of the net proceeds that were not deposited into the trust fund to pay such expenses and taxes.

     Aldabra intends to use substantially all of the net proceeds of the offering to acquire GLDD. If the Great Lakes merger is approved, Aldabra common stock will be used as consideration to effect the business combination with GLDD. The proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. In October 2006, Nathan Leight and Jason Weiss advanced an aggregate of $300,000 to the Company to pay its expenses. Aldabra believes it will have sufficient available funds outside of the Trust Account or, if necessary, that Nathan Leight and Jason Weiss or their affiliates will advance it sufficient funds to operate through February 24, 2007, assuming that a business combination is not consummated during that time.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

                                    ALDABRA ACQUISITION
                                    CORPORATION
Dated: November 15, 2006

                                    /s/  Jason Weiss
                                    ----------------------------------
                                         Jason Weiss
                                         Chief Executive Officer